Form 10-Q
period 1996-09-30
INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS INC
filed 1996-11-14
CIK 1022591

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                          OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                           Commission file number 0-______

                 INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC.
                (Exact name of registrant as specified in its charter)


         DELAWARE                                          94-3248701
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)


                         400 SOUTH EL CAMINO REAL, SUITE 1275
                             SAN MATEO, CALIFORNIA  94402
                       (Address of principal executive offices)

                              --------------------------

                                    (415) 548-0808
                 (Registrant's telephone number, including area code)


                              --------------------------

       Indicate by check X whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

              (1)  Yes   X        No
                        ---          ---
              (2)  Yes            No  X
                        ---          ---
         As of September 30, 1996 there were 615,760 shares of the Registrant's common stock outstanding and 16,906,400 shares of the Registrant's preferred stock outstanding. Each such share of preferred stock is currently convertible into one share of the Registrant's common stock.

                     This document contains 32 pages.
                              Page 1 of 32

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC.

                                      FORM 10-Q

                                        INDEX



PART I.  FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----
Item 1.       Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

              Consolidated Balance Sheets at December 31, 1995 and September 30, 1996
                (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

              Consolidated Statements of Operations for the three and nine months
              ended September 30, 1995 and 1996 (unaudited). . . . . . . . . . . . . . . . . .    5

              Consolidated Statements of Cash Flows for the nine months ended
              September 30, 1995 and 1996 (unaudited). . . . . . . . . . . . . . . . . . . . .    6

              Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .    7

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

PART II.      OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30

Item 4.       Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . .   30

Item 6.       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .   30

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AND SHARE DATA)


                   ASSETS                                            DECEMBER 31,        SEPTEMBER 30,
                                                                        1995                1996
                                                                     ------------        -------------
                                                                                         (UNAUDITED)
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . .     $   25,398          $   82,766
    Accounts receivable, net . . . . . . . . . . . . . . . . . . .            --                  276
    Notes receivable from affiliates . . . . . . . . . . . . . . .            338                 853
    Note receivable. . . . . . . . . . . . . . . . . . . . . . . .            --                1,385
    Advances to affiliates . . . . . . . . . . . . . . . . . . . .            728                 102
    Other current assets . . . . . . . . . . . . . . . . . . . . .            387               1,386
                                                                       ----------          ----------
         Total current assets. . . . . . . . . . . . . . . . . . .         26,851              86,768
Property and equipment, net. . . . . . . . . . . . . . . . . . . .          4,269              11,698
Investments in affiliates. . . . . . . . . . . . . . . . . . . . .         52,280              46,956
Telecommunication licenses and other intangibles, net. . . . . . .         12,106              17,198
License and other deposits . . . . . . . . . . . . . . . . . . . .            --               14,300
Debt issuance costs, net . . . . . . . . . . . . . . . . . . . . .            --                5,891
Other assets  .. . . . . . . . . . . . . . . . . . . . . . . . .              137                 664
                                                                       ----------          ----------
         Total assets. . . . . . . . . . . . . . . . . . . . . . .     $   95,643          $  183,475
                                                                       ----------          ----------
                                                                       ----------          ----------

                  LIABILITIES, MINORITY INTEREST, REDEEMABLE CONVERTIBLE
                       PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses. . . . . . . . . . . . .     $    5,757          $    3,496
    Notes payable to related party . . . . . . . . . . . . . . . .          1,800                 --
    Note payable . . . . . . . . . . . . . . . . . . . . . . . . .          4,000               4,000
                                                                       ----------          ----------
         Total current liabilities . . . . . . . . . . . . . . . .         11,557               7,496
Long-term debt, net. . . . . . . . . . . . . . . . . . . . . . . .            --               71,623
Commitments and contingencies
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . .            --                5,400
Redeemable convertible preferred stock, $.01 par value per share;
  21,541,480 shares designated; 15,698,400 and 15,973,200 shares issued and outstanding in 1995 and 1996, respectively; net of note receivable from stockholder of $26 in 1995 and 1996;
  liquidation and minimum redemption value of $107,399 . . . . . .         98,845             102,519
Stockholders' deficit:
    Convertible preferred stock, $.01 par value per share;
    1,200,000 shares designated; 1,200,000 and 933,200 shares issued and outstanding in 1995 and 1996, respectively; liquidation
    value of $793. . . . . . . . . . . . . . . . . . . . . . . . .             12                   9
    Common stock, $.01 par value per share; 26,000,000
     shares authorized; 328,000 and 615,760 shares
     issued and outstanding in 1995 and 1996, respectively . . . .              3                   6
    Additional paid-in capital . . . . . . . . . . . . . . . . . .            749              31,055
    Note receivable from stockholder . . . . . . . . . . . . . . .           (152)               (152)
    Unrealized gain on investments . . . . . . . . . . . . . . . .            --                  112
    Cumulative translation adjustment. . . . . . . . . . . . . . .             (1)                250
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .        (15,370)            (34,843)
                                                                       ----------          ----------
         Total stockholders' deficit . . . . . . . . . . . . . . .        (14,759)             (3,563)
                                                                       ----------          ----------
         Total liabilities, minority interest, redeemable
         convertible preferred stock and stockholders' deficit . .     $   95,643          $  183,475
                                                                       ----------          ----------
                                                                       ----------          ----------

             See accompanying notes to Consolidated Financial Statements.

       INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS)


                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                               -----------------------      ----------------------
                                                 1995           1996          1995          1996
                                               --------       --------      --------      --------
                                                      (UNAUDITED)                (UNAUDITED)
Operating revenues. . . . . . . . . . . . . . $     --       $     349     $      --       $    532

Cost of revenues. . . . . . . . . . . . . . .       --             361            --            541
                                              --------       ---------     ---------       --------
    Gross margin. . . . . . . . . . . . . . .       --             (12)           --             (9)

Operating expenses:
    General and administrative expenses . . .    1,492           4,257         3,565         10,610
    Equity in losses of affiliates. . . . . .      646           2,521         1,171          5,507
                                              --------       ---------     ---------       --------
         Loss from operations . . . . . . . .    2,138          (6,790)       (4,736)       (16,126)

Other income (expense):
    Interest income . . . . . . . . . . . . .       18             513           130            937
    Interest expense. . . . . . . . . . . . .     (584)         (2,462)         (785)        (2,663)
    Other . . . . . . . . . . . . . . . . . .       --              14           (10)             1
                                              --------       ---------     ---------       --------
         Net loss . . . . . . . . . . . . . . $ (2,704)      $  (8,725)    $  (5,401)      $(17,851)
                                              --------       ---------     ---------       --------
                                              --------       ---------     ---------       --------



             See accompanying notes to Consolidated Financial Statements.

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                                                                   NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30
                                                                                                ----------------------
                                                                                                  1995         1996
                                                                                                --------     ---------
                                                                                                       (UNAUDITED)
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  (5,401)     $(17,851)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              12           460
     Amortization of telecommunication licenses and other intangibles. . . . . . . . . .              30           529
     Amortization of debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . .              --           109
     Amortization of long term debt discount. . . . . . . . . . . . . . . . . .. . . . .              --         1,921
     Equity in losses of affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . .           1,171         5,507
     Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --         5,400
     Unrealized gain on investments. . . . . . . . . . . . . . . . . . . . . . . . . . .              --           112
     Changes in operating assets and liabilities:
        Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --           (66)
        Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (6)         (985)
        Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . . . .             662        (2,571)
                                                                                                --------     ---------
            Net cash used in operating activities. . . . . . . . . . . . . . . . . . . .          (3,532)       (7,435)
                                                                                                --------     ---------
Cash flows from investing activities:
  Notes receivable from affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .            (135)       (1,098)
  Repayment of notes receivable from affiliate. . . . . . . . . . . . . . . . . . . . . .             --           583
  Note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --        (3,185)
  Repayment of note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --         1,800
  Advances to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --        (1,924)
  Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .             (35)       (1,657)
  Purchase of TeamTalk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --        (3,198)
  Investments in affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (28,474)       (2,167)
  Telecommunication licenses and other intangibles . . . . . . . . . . . . . . . . . . .              --        (3,971)
  License and other deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --       (14,300)
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --          (345)
                                                                                                --------     ---------
            Net cash used in investing activities. . . . . . . . . . . . . . . . . . . .         (28,644)      (29,462)
                                                                                                --------     ---------
Cash flows from financing activities:
  Proceeds from issuance of notes payable. . . . . . . . . . . . . . . . . . . . . . . .          26,276            --
  Proceeds from revolving credit facility. . . . . . . . . . . . . . . . . . . . . . . .              --         7,000
  Repayment of  revolving credit facility. . . . . . . . . . . . . . . . . . . . . . . .              --        (7,000)
  Exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --             6
  Debt issuance costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --        (6,000)
  Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . . .              --        69,702
  Proceeds from issuance of warrants . . . . . . . . . . . . . . . . . . . . . . . . . .              --        30,300
                                                                                                --------     ---------
            Net cash provided by financing activities. . . . . . . . . . . . . . . . . .          26,276        94,008
                                                                                                --------     ---------
Effect of foreign currency exchange rates on cash and cash equivalents . . . . . . . . .              --           257
                                                                                                --------     ---------
Net (decrease) increase in cash and cash equivalents . . . . . . . . . . . . . . . . . .          (5,900)       57,368
Cash and cash equivalents at beginning of year/period. . . . . . . . . . . . . . . . . .          10,298        25,398
                                                                                                --------     ---------
Cash and cash equivalents at end of year/period. . . . . . . . . . . . . . . . . . . . .        $  4,398     $  82,766
                                                                                                --------     ---------
                                                                                                --------     ---------
Supplemental cash flow information:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   --     $     363
                                                                                                --------     ---------
                                                                                                --------     ---------
Noncash financing and investing activities:
  Conversion of note receivable from affiliate to investment in affiliate. . . . . . . .        $  2,020     $    --
                                                                                                --------     ---------
                                                                                                --------     ---------
  Conversion of notes payable and interest to related party into redeemable convertible
     preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   --     $   2,052
                                                                                                --------     ---------
                                                                                                --------     ---------
  Effect of net assets of TeamTalk previously accounted for by the
     equity method . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   --     $   4,395
                                                                                                --------     ---------
                                                                                                --------     ---------

             See accompanying notes to Consolidated Financial Statements.

     INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESS

    International Wireless Communications Holdings, Inc. ("IWC Holdings") was incorporated in Delaware in July 1996 as a holding company whose primary assets are all of the issued and outstanding capital stock of International Wireless Communications, Inc. ("IWC") and a note receivable from IWC in a principal amount equal to the net proceeds from the Debt Offering (see note 8). IWC was incorporated in Delaware in January 1992 and develops, owns and operates wireless communications companies in emerging markets in Asia and Latin America. These local wireless businesses
    ("LWBs") provide a variety of communication services, including enhanced capacity trunked radio ("ECTR"), wireless local loop ("WLL"), cellular and paging. Together with its strategic partners, IWC has interests in Brazil, China, India, Indonesia, Malaysia, Mexico, New Zealand,
    Pakistan, Peru, Philippines, Taiwan and Thailand.

    Subsequent to the formation of IWC Holdings, IWC Holdings and IWC completed a reorganization in which IWC became a wholly owned subsidiary of IWC Holdings through the conversion of each share of the then outstanding capital stock of IWC into 40 shares of the corresponding class and series of stock of IWC Holdings (the "Stock Conversion").

    In the opinion of management, the accompanying unaudited financial statements of IWC Holdings and subsidiary (the "Company") reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition, results of operation and cash flows for the period presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1994 and 1995, and for each of the years in the three-year period ended December 31, 1995, including the notes thereto. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results that may be expected for the year ended December 31, 1996. All data related to shares and per share amounts for all periods presented have been adjusted to reflect the effect of the Stock Conversion.

    BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements of the Company include the accounts of IWC, its wholly owned subsidiary, SRC Servicos de Rario Comunicacoes Ltda ("SRC"), and two majority-owned subsidiaries, M/S Mobilcom (Pte) Ltd. ("Mobilcom") and PeruTel SA ("PeruTel"). Effective April 30, 1996, IWC acquired the remaining 50% of TeamTalk Limited ("TeamTalk") that it did not then own, and as such, the accompanying consolidated balance sheet as of September 30, 1996 also includes the accounts of TeamTalk. The consolidated statement of operations for the three and nine month periods ended September 30, 1996 also include the accounts of the now wholly owned TeamTalk subsidiary since April 30, 1996, the effective date of the acquisition (see Note 4). Prior to April 30, 1996, the consolidated financial statements reflect TeamTalk as an investment accounted for under the equity method. In August 1996, IWC acquired a 70% interest in Star Telecom Overseas (Cayman Islands)
    Limited ("STOL"), and as such, the accompanying consolidated balance sheet as of September 30, 1996 also includes the accounts of STOL. As of September 30, 1996, STOL had no significant operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

         INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

(2) BALANCE SHEET COMPONENTS

    Balance sheet components are as follows (in thousands):


                                                                       DECEMBER 31,   SEPTEMBER 30,
                                                                           1995            1996
      Property and equipment
         Furniture and fixtures. . . . . . . . . . . . . . . . .      $      40      $     304
         Office equipment. . . . . . . . . . . . . . . . . . . .            126            507
         Automobiles . . . . . . . . . . . . . . . . . . . . . .             34            183
         Telecommunication equipment . . . . . . . . . . . . . .             --          9,114
         Construction in process . . . . . . . . . . . . . . . .          4,125          2,106
                                                                      ---------      ---------
                                                                          4,325         12,214
         Less accumulated depreciation . . . . . . . . . . . . .             56            516
                                                                      ---------      ---------
            Property and equipment, net. . . . . . . . . . . . .      $   4,269      $  11,698
                                                                      ---------      ---------
                                                                      ---------      ---------
      Telecommunication licenses and other intangibles
         SRC . . . . . . . . . . . . . . . . . . . . . . . . . .      $   6,714      $   6,680
         Mobilcom. . . . . . . . . . . . . . . . . . . . . . . .          5,439          5,439
         STOL. . . . . . . . . . . . . . . . . . . . . . . . . .             --          3,971
         TeamTalk. . . . . . . . . . . . . . . . . . . . . . . .             --          1,658
                                                                      ---------      ---------
                                                                         12,153         17,748
         Less accumulated amortization . . . . . . . . . . . . .             47            550
                                                                      ---------      ---------
            Telecommunication licenses and other intangibles, net     $  12,106      $  17,198
                                                                      ---------      ---------
                                                                      ---------      ---------

      Accounts payable and accrued expenses
         Accounts payable. . . . . . . . . . . . . . . . . . . .      $      --      $     665
         Professional services . . . . . . . . . . . . . . . . .          3,041          1,084
         Employee compensation and benefits. . . . . . . . . . .            189            458
         Interest. . . . . . . . . . . . . . . . . . . . . . . .            256            271
         Equipment purchases . . . . . . . . . . . . . . . . . .          1,719             --
         Other . . . . . . . . . . . . . . . . . . . . . . . . .            552          1,018
                                                                      ---------      ---------
                                                                      $   5,757      $   3,496
                                                                      ---------      ---------
                                                                      ---------      ---------

(3) CASH AND CASH EQUIVALENTS

    The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and has classified its investments in certain debt and equity securities as "available for sale". Such investments are recorded at fair value, with unrealized gains and losses reported as a separate component of stockholders' deficit. The cost of securities sold is based upon the specific identification method.

    Upon closing of the Debt Offering (see Note 8), the Company invested the net proceeds in a variety of short-term, highly liquid investments, all with original maturities of 90 days or less. As of September 30, 1996, the Company had cash in the amount of $13,976,000 and cash equivalents consisting of mutual funds and U.S. government and agency obligations in the aggregate amounts of $1,751,000 and $67,039,000, respectively. Unrealized gains on investments of $112,000 is included as a component of stockholders' deficit on the accompanying balance sheet as of September 30, 1996.

          INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

(4) INVESTMENTS IN AFFILIATES

    The Company's investments in affiliates represent interests in various LWBs in several developing countries. These investments are accounted for under the equity or cost method.

    EQUITY INVESTMENTS

    For those investments in companies in which IWC's voting interest is 20% to 50%, or for investments in companies in which IWC exerts significant influence through board representation and management authority, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments. The Company's share of net earnings or losses of affiliates includes the amortization of purchase accounting adjustments for the excess of cost over the net book value of the interest acquired that is allocated to telecommunication licenses, participation rights and other intangibles. Investments in affiliated companies as of December 31, 1995 and September 30, 1996 are as follows:

                                                                                                                  PORTION OF
                                                                                                                  INVESTMENT
                                                                                                                EXCEEDING THE
                                                                                                               COMPANY'S SHARE
                                                                                        INVESTMENTS IN        OF THE UNDERLYING
                                                                   PERCENTAGE OF          AFFILIATED            HISTORICAL NET
                                                                     OWNERSHIP           COMPANIES(1)               ASSETS
                                                                     ---------           ------------        -------------------
    COUNTRY             AFFILIATED COMPANY                        1995      1996       1995       1996        1995        1996
    -------      -----------------------------------              ----      ----     --------   -------     --------    -------
    Malaysia     Syarikat Telefon Wireless
                 (M) Sdn Bhd ("STW") . . . . . . . . . . . . .     30%       30%     $ 20,879   $18,630     $ 17,459   $ 17,459
    Indonesia    PT Rajasa Hazanah Perkasa ("RHP") . . . . . .     25%       25%       24,539    23,572       23,680     23,680
    New Zealand  TeamTalk Limited ("TeamTalk") . . . . . . . .     50%      100%(2)     2,345        --        1,712         --
    India        HFCL Mobile Radio Limited ("HFCL"). . . . . .     49%       49%          243       243          243        243
    Indonesia    PT Binamulti Visualindo ("PTBV"). . . . . . .     49%       49%          206       206          206        206
    New Zealand  Wireless Data Services Ltd. ("WDS") . . . . .     --        50%           --       181           --         --
    Philippines  Universal Telecommunications
                 Service, Inc. ("UTS") . . . . . . . . . . . .     19%       20%(3)        --     1,924           --        933
                                                                                     --------   -------     --------    -------
                                                                                       48,212    44,756       43,300     42,521

    Less accumulated amortization. . . . . . . . . . . . . . .                            966     2,790          966      2,790
                                                                                     --------   -------     --------    -------
                                                                                     $ 47,246   $41,966     $ 42,334    $39,731
                                                                                     --------   -------     --------    -------
                                                                                     --------   -------     --------    -------

    ---------------
    (1) Adjusted for the Company's share of cumulative equity losses of affiliated companies.
    (2) Reflects acquisition of remaining 50% of TeamTalk pursuant to agreement dated June 24, 1996.
    (3) Reflects acquisition of additional 1.25% pursuant to agreement dated September 25, 1996. This investment was previously accounted for as a cost investment.

    On June 24, 1996, IWC entered into an agreement with its local partner in TeamTalk to acquire such partner's 1,700,000 shares of TeamTalk's common stock, as well as to assume TeamTalk's existing note payable to the shareholder totaling $3,022,000, for a purchase price of approximately $3,198,000. The agreement was effective April 30, 1996, with the purchase price paid in July 1996. As of September 30, 1996, TeamTalk is consolidated into the financial statements of the Company as a wholly owned subsidiary. In connection with the incremental investment, the Company reclassified the associated unamortized portion of investment exceeding the Company's share of the underlying historical net assets to telecommunication licenses and other intangibles. The fair value of the assets acquired and the liabilities assumed in connection with the acquisition were $8,327,000 and $3,584,000, respectively.

         INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

(4) INVESTMENTS IN AFFILIATES (CONTINUED)

    Financial information for significant affiliated companies accounted for by the equity method is as follows (in thousands):

                                             AS OF AND FOR THE YEAR ENDED
                                                    DECEMBER 31, 1995
                                           --------------------------------
                                               STW        RHP(A)   TEAMTALK
                                           --------     -------    --------
         Current assets. . . . . . . .     $  2,611     $ 5,316     $   213
         Noncurrent assets . . . . . .       33,299      21,336       6,307
         Current liabilities . . . . .        2,988      17,496       3,933
         Noncurrent liabilities. . . .       21,925       6,257       1,492
         Net revenues. . . . . . . . .          749       5,463         348
         Net loss. . . . . . . . . . .       (5,898)     (3,186)     (1,490)

                                         AS OF AND FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1996
                                           --------------------------------
                                              STW         RHP     TEAMTALK(B)
                                           --------     -------   -----------
         Current assets. . . . . . . .     $  1,852     $42,537          --
         Noncurrent assets . . . . . .       46,625      26,462          --
         Current liabilities . . . . .        8,214      14,084          --
         Noncurrent liabilities. . . .       36,545      51,233          --
         Net revenues. . . . . . . . .          832       6,969          --
         Net loss. . . . . . . . . . .       (7,630)     (3,671)         --

         ----------------
         (A) For the period March 28, 1995 through December 31, 1995. Net revenues and net loss for the period from January 1, 1995 through March 27, 1995 were $1,821,000 and $387,000, respectively.
         (B) Effective April 30, 1996, TeamTalk became a wholly owned subsidiary of the Company. Net revenues and net loss for the period from January 1, 1996 through April 30, 1996 were $282,000 and $645,000, respectively.

    COST INVESTMENTS

    The Company uses the cost method of accounting for three other investments as of September 30, 1996. They are Corporacion Mobilcom, S.A. de C.V. and subsidiaries ("Mobilcom Mexico"), PT Mobilkom Telekomindo ("Mobilkom"), and RPG Paging Services Limited ("RPSL"), which the Company acquired in August 1996 as part of IWC's acquisition of STOL. IWC's ownership percentages in these entities are 2.23%, 15% and 7%, respectively. All three are operating entities. Prior to September 25, 1996, the Company accounted for UTS, owned directly by IWC and indirectly through Mobilcom Corporation, as a cost investment. On September 25, 1996, IWC entered into an agreement to increase its ownership interest in UTS from 19% to 20.25% for Philippine Peso 11,253,200, or approximately $433,000, and correspondingly changed its method of accounting to the equity method for this investment.

    The following represents the Company's carrying value of these cost investments:

                                                 DECEMBER 31, SEPTEMBER 30,
                                                    1995          1996
                                                 ------------ -------------
              Mobilcom Mexico. . . . . . . .     $  2,062      $  2,062
              Mobilkom . . . . . . . . . . .        1,500         1,500
              UTS. . . . . . . . . . . . . .        1,472            --
              RPSL . . . . . . . . . . . . .           --         1,428
                                                 --------      --------

                                                 $  5,034      $  4,990
                                                 --------      --------
                                                 --------      --------

         INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

    PRO FORMA SUMMARY

    The following unaudited pro forma summary combines the consolidated results of operations of the Company as if (i) TeamTalk had been been a wholly owned consolidated subsidiary since January 1, 1995, (ii) ownership in STW and RHP had been 30% and 25%, respectively, since January 1, 1995,
    (iii) the merger with Vanguard International Telecommunications, Inc. ("VIT"), a wholly owned subsidiary of Vanguard, had occurred on January 1, 1995, and (iv) the acquisition of STOL had occurred on January 1, 1995. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company had acquired the entities as of January 1, 1995.

        Unaudited pro forma consolidated results of operations for the various acquisitions and mergers as described above are as follows (in thousands):

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                    1995         1996
                                                 --------      --------
              Revenues . . . . . . . . . . .     $    277      $    814
              Net loss . . . . . . . . . . .      (11,471)      (18,877)

(5) RELATED PARTY TRANSACTIONS

    NOTES RECEIVABLE FROM AFFILIATES

    Notes receivable from affiliates as of December 31, 1995, consisted primarily of a note due from Mobilcom Mexico for $158,000, which earns interest at 6% per annum; and an interest-free note due from RHP for
    $128,000.   During the nine months ended September 30, 1996, IWC loaned RHP an additional $455,000 in exchange for a series of 90 day interest-free promissory notes, which brought the total amount loaned to RHP to $583,000. As of September 30, 1996, the loans to RHP had been repaid in full.

    During the nine months ended September 30, 1996, IWC loaned PT Mobile Selular Indonesia ("Mobisel"), an entity of which the Company then indirectly owned 17.5% through IWC's investment in RHP, a total of $635,000 in exchange for a series of 90 day interest-free promissory notes. The notes to Mobisel have subsequently been extended.

    ADVANCES TO AFFILIATES

    The advances to affiliates as of December 31, 1995, represented advances to TeamTalk in the amount of $728,000. As a result of the acquisition of the remaining 50% interest in TeamTalk, the Company now eliminates advances to TeamTalk in consolidation.

    In January 1996, IWC advanced $102,000 to UTS. The advance is interest-free with no stated terms. Management believes the advance will be repaid within one year.

         INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

    NOTES PAYABLE TO RELATED PARTY

    Notes payable to a related party as of December 31, 1995, consisted of two notes payable to Vanguard Cellular Operating Corp. (Vanguard), a significant stockholder of the Company, each in the amount of $900,000 plus accrued interest at 9% compounded annually. On April 26, 1996, these notes, plus $252,000 of accrued interest, were converted into 274,800 shares of the Company's Series D Redeemable Convertible Preferred Stock.

    REVOLVING CREDIT FACILITY

    On July 26, 1996, IWC entered into a Loan Agreement (the "1996 TD Loan Agreement") with Toronto Dominion (Texas), Inc., an affiliate of Toronto Dominion Bank, a stockholder of the Company, providing for a $10.0 million revolving credit facility. Subject to the terms and conditions of the 1996 TD Loan Agreement, IWC was able to borrow funds in an initial amount of at least $2,000,000 and additional amounts in multiples of at least $1,000,000. All borrowings were evidenced by a promissory note bearing interest at a specified base rate plus a margin increasing from 2.25% to 3.75% over the term of the facility or a specified LIBOR rate plus a margin increasing from 3.5% to 5.0% over the term of the facility and were due in July 1997, subject to mandatory repayment, without premium, from the net proceeds from any public or private sale of debt or equity securities, the net proceeds from certain asset sales by the Company or its subsidiaries, or certain other events. The obligations of IWC under the 1996 TD Loan Agreement and the note issued pursuant thereto were secured by a pledge by IWC of all capital stock of certain of IWC's subsidiaries and affiliates. On July 26, 1996, IWC borrowed $7,000,000 under the 1996 TD Loan Agreement. On August 15, 1996, this amount, plus interest and fees, was repaid in full with the proceeds from the Debt Offering (see Note 8).

(6) NOTE RECEIVABLE

    On June 6, 1996, IWC loaned $3,080,000 to a co-shareholder of Mobilcom Mexico, a trunked radio services operator in Mexico. IWC then owned a 2.23% equity interest in Mobilcom Mexico. The loan, in the form of a promissory note, accrues interest at 13% per annum and is due upon written demand by IWC. The Company believes that this loan may facilitate future strategic investments in projects in which this co-shareholder is involved. As of September 30, 1996, the co-shareholder had repaid $1,800,000 of the total amount loaned, bringing the remaining principal plus interest owed to $1,385,000.

(7) LICENSE AND OTHER DEPOSITS

    On June 28, 1996, IWC deposited $3,042,000 with a Taiwanese corporation that is pursuing telecommunication licenses in Taiwan. This deposit represents a 20% interest in a number of telecommunication license applications currently being pursued. During the application process, the deposit will be held in an interest-bearing escrow account in the name of IWC. Once a license is granted, the deposit will become IWC's initial capital of the venture that is ultimately formed. If the Taiwanese corporation is unsuccessful in securing these applications, IWC's deposit, less its pro rata share of application related expenses, will be returned to IWC.

    On August 27, 1996, IWC deposited $2,250,000 for a 10% interest in a Taiwan paging project, a project in which the Company already has an indirect 14% interest through IWC's investment in STOL. IWC and its partners in this project have applied for a national paging license. If the license is granted to the project, the deposit will become IWC's initial capital of the venture that is ultimately formed to pursue the paging business in Taiwan. If a license is not received, IWC's deposit, less its pro rata share of application related expenses, will be returned to IWC.

         INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

    In September 1996, IWC entered into a subscription agreement (the "SDL Subscription Agreement") with Star Telecom Holdings Limited ("STHL"), the Company's partner in STOL, to purchase a 40% equity interest in SDL for an aggregate purchase price of $20 million. The consummation of such investment is subject to the fulfillment of certain closing conditions, including the attainment by STHL of shareholder approval for the transaction. Pursuant to the Subscription Agreement, in September 1996, IWC also entered into an escrow agreement (the "SDL Escrow Agreement") and deposited, in escrow, $9 million of the $20 million purchase price. This investment has subsequently been consummated (see Note 13).

(8) LONG-TERM DEBT

    On August 15, 1996, the Company issued 196,720 units, each consisting of a $1,000 principal amount 14% Senior Secured Discount Note due 2001 (a "Note" and, collectively, the "Notes") and one warrant to purchase 11.638 shares of common stock, $0.01 par value, for total gross proceeds of $100 million (the "Debt Offering"). Net proceeds, after repayment of $7.4 million, including interest and fees, borrowed under the 1996 TD Loan Agreement (see
    Note 5) and other offering expenses, totaled $86,602,000. Of the $100 million gross proceeds, $30.3 million was allocated to additional paid-in capital as the fair value of the warrants issued in the Debt Offering. Long-term debt is presented net of unamortized discount of $125,097,000 on the accompanying balance sheet as of September 30, 1996.

    The aggregate principal amount of the Notes is $196,720,000. The Notes are due on August 15, 2001 and bear interest at an effective rate of 22.05%, compounded semi-annually. There are no scheduled cash interest payments on the Notes. The Notes are senior secured obligations of the Company and will rank PARI PASSU in right of payment with all existing and future senior indebtedness of the Company and senior to all subordinated indebtedness of the Company. The Notes are effectively subordinated to all indebtedness and other liabilities (including trade payables) of the Company's subsidiaries and affiliated companies. The collateral securing the Notes consists of a pledge of all of the capital stock of IWC. There are no sinking fund requirements with respect to the principal of or the interest on the Notes. Upon the occurrence of a change of control (as defined in the indenture governing the Notes), each holder of the Notes will have the option to require the Company to repurchase all or a portion of such holder's Notes at 101% of the accreted value thereof to the date of repurchase.

    The costs related to the issuance of the long-term debt were capitalized and are being amortized to interest expense using the effective interest method over the life of the debt. Debt issuance costs are presented net of amortization of $109,000 on the accompanying balance sheet as of September 30, 1996.

(9) MINORITY INTEREST

    In August 1996, IWC acquired a 70% interest in STOL, which holds minority interests in paging projects in India and Taiwan and is currently pursuing additional paging opportunities in Indonesia and Thailand, for an aggregate purchase price of $13.5 million. IWC's partner in STOL is STHL, IWC's partner in SDL that owns one of the largest paging operators and Internet service providers in Hong Kong. The total stockholders' equity of STOL at September 30, 1996 is $18,000,000, of which $5,400,000 represents a minority interest.

         INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

(10) STOCK OPTION/STOCK ISSUANCE PLAN

    On March 6, 1996, the Board of Directors of the Company approved the amendment to and restatement of the 1994 Stock Option/Stock Issuance Plan (the "1994 SO/SIP") and authorized the issuance of an additional 1,000,000 shares of common stock thereunder. The Board of Directors also granted an additional 764,000 options at an exercise price of $8.13.

    On April 19 and May 1, 1996 the Board of Directors granted an additional 60,000 and 48,000 options, respectively, under the 1994 SO/SIP at an exercise price of $8.13.

    On June 11, 1996, the Board of Directors approved another amendment and restatement to the 1994 SO/SIP and authorized the issuance of an additional 400,000 shares of common stock thereunder. The Board of Directors also granted an additional 20,000 options under the 1994 SO/SIP at an exercise price of $9.38.

    In July 1996, the Board of Directors granted an additional 170,000 options under the 1994 SO/SIP at an exercise price of $9.38.

(11) STOCKHOLDERS' DEFICIT

    In August 1996, a stockholder of the Company converted 266,800 shares of the Company's Series A preferred stock into 266,800 shares of the Company's common stock.

(12) COMMITMENTS AND CONTINGENCIES

    CAPITAL CONTRIBUTIONS

    In order to protect IWC's investments in affiliates from ownership dilution, IWC has committed to make additional capital contributions to the LWBs as needed.

    IWC anticipates making additional investments in various operating companies totaling $14,500,000.

    NOTE PAYABLE

    IWC is jointly and severally liable on a $16,000,000 note payable to an unrelated party in connection with its RHP investment. The note bears interest at 6.95% with principal and interest due October 10, 1996. The Company has recorded its 25% pro rata share of this note on the accompanying consolidated balance sheets. In the event that the other payors, who are also shareholders of RHP, and RHP itself, are unable to honor their pro rata obligation, IWC would be wholly liable. This note, plus accrued interest, was paid in October 1996 (see Note 13).

    GUARANTEE OF DEBT OF EQUITY INVESTEE

    In connection with a Ringgit 91,000,000 (approximately $36,300,000 as translated using effective exchange rates at September 30, 1996) senior credit facility (the "STW Credit Facility") with a Malaysian bank obtained by IWC's 30% equity investee, STW and IWC along with the other STW shareholder, executed a financial "keep well" covenant pursuant to which they have agreed (i) to ensure that STW will remain solvent and be able to meet its financial liabilities when due and (ii), to ensure that the project is completed timely, to make additional debt and equity investments in STW to meet cost overruns. The loan is repayable by STW in eleven semi-annual installments beginning October 8, 1997. IWC and other STW shareholders have separately executed an agreement, whereby each shareholder has agreed to share in the liability on a pro
    rata basis in relation to their interest in STW.   In the event that
    the bank were to seek repayment from the STW shareholders and the other shareholders were unable to honor their pro rata share in the liability, IWC would likely be liable for the full amount of the outstanding amount of the loan. The balance on this loan was Ringgit 54,640,000 or $21,500,000 and Ringgit 91,000,000 or $36,300,000 as of
    December 31, 1995 and September 30, 1996, respectively. No provision has been made in the accompanying consolidated financial statements for any impact that might result from this arrangement.

    STW currently has a number of trade creditors to whom payments are currently past due. Certain of these trade creditors have notified STW that they are considering legal action against STW for non-payment. STW's failure to resolve this matter in a timely manner may give rise to rights in such creditors, including the right to file an action for the winding up of STW. Further, under the "keep well" covenant of the STW Credit Facility, IWC may be deemed liable for the entire amount of such payables, which may have a material adverse effect on the Company. Management believes that a recent capital contribution by the shareholders of STW will provide sufficient capital to address this matter.

         INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

    The Company, indirectly through its wholly owned subsidiary, New Zealand Wireless Limited, owns 15% of Mobilkom, a provider of enhanced capacity
    trunked radio services in Indonesia.   Mobilkom expects to fund the
    continued buildout of its network and the acquisition of subscriber terminals primarily through a seven-year $50 million revolving/reducing credit facility which it has obtained from a syndicate of Thai banks. Borrowings under the credit facility bear interest at a floating rate based on LIBOR and are secured by substantially all of Mobilkom's assets and a pledge of all the capital stock held by IWC and Mobilkom's other shareholders. Another Mobilkom shareholder has guaranteed borrowings of up to $25 million under the credit facility. As of September 30, 1996, borrowings of approximately $20.2 million were outstanding under this facility.

    At September 30, 1996, the Company indirectly owned a 17.5% equity interest in Mobisel, a provider of cellular services in Indonesia through IWC's 25% interest in RHP. Mobisel has obtained a six-year $60 million credit facility from Nissho Iwai International (Singapore) PTE., LTD. ("Nissho Iwai") to finance the construction of its network and the purchase of subscriber terminals. Borrowings under the credit facility bear interest at a floating rate based on LIBOR and are secured by all of Mobisel's assets and a pledge of all the capital stock held by RHP and Mobisel's other shareholders. RHP has also guaranteed the credit facility. As of September 30, 1996, borrowings of approximately $50 million were outstanding under this facility.

(13) SUBSEQUENT EVENTS

    In October 1996, IWC paid $1,000,000 for an option to purchase 50% of Laranda Sdn Bhd, a 10% shareholder of STW, for an exercise price of $7,200,000 and certain other contractual rights. The exercise of such option, which would increase IWC's aggregate direct and indirect equity interest in STW to 35%, is at IWC's discretion and is subject to the procurement of certain governmental approvals.

    In October 1996, IWC expended an additional $4,300,000, consisting of $4,000,000 of principal plus accrued interest, to repay its pro rata share of a note payable to an unrelated party assumed in connection with RHP and $8,556,000 to increase its interest in RHP to 29.2%, thereby increasing its indirect equity interest in Mobisel to 20.4%.

    In November 1996, in connection with the closing of IWC's acquisition of an equity interest in SDL, the $9,000,000 that was held in escrow pursuant to the SDL Subscription Agreement and the SDL Escrow Agreement was released to STHL, and IWC funded an additional $11,000,000 to acquire its 40% interest in SDL for an aggregate purchase price of $20,000,000.

                 INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AS WELL AS THOSE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT, AND THE RISKS DISCUSSED IN THE "RISK FACTORS" SECTION INCLUDED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 13, 1996,
AS SUBSEQUENTLY AMENDED (REG. NO. 333-11987).

RESULTS OF OPERATIONS

    The Company's net loss increased from $5.4 million for the nine month period ended September 30, 1995 to $17.9 million for the corresponding period in 1996, an increase of 231%. For the three month period ended September 30, 1995, the Company's net loss was $2.7 million compared to $8.7 million for the corresponding period in 1996, an increase of 223%. These increases were due primarily to higher general and administrative expenses, increases in equity in losses of affiliates and increases in interest expense, as more fully described below.

    The Company recorded no operating revenues and cost of revenues for the nine month period ended September 30, 1995 compared to $532,000 in operating revenues, offset by $541,000 in cost of revenues, for the corresponding period in 1996. For the three month period ended September 30, 1996, the Company recorded operating revenues of $349,000, offset by $361,000 in cost of revenues. The operating revenues and cost of revenues for the nine and three month periods ended September 30, 1996 resulted from the acquisition, effective April 30, 1996, of the remaining 50% of TeamTalk, which increased the Company's equity interest in TeamTalk to 100% and resulted in the consolidation of TeamTalk's operations in the Company's financial statements.

    General and administrative expenses increased from $3.6 million for the nine month period ended September 30, 1995 to $10.6 million for the corresponding period in 1996, an increase of 198%. For the three month period ended September 30, 1995, general and administrative expenses were $1.5 million compared to $4.3 million for the corresponding period in 1996, an increase of 185%. These increases were primarily due to increases in salary and travel expenses and consulting fees that reflect the overall growth in the Company's business.

    General and administrative expenses for the nine month period ended September 30, 1996 includes (i) $876,000 and $2.2 million of general and administrative expenses associated with the consolidation of the operations of TeamTalk and SRC, respectively, in the Company's financial statements and
(ii) $475,000 due to the amortization of telecommunication licenses of the Company's consolidated subsidiaries. General and administrative expenses for the three month period ended September 30, 1996 includes (i) $543,000 and $1.3 million of general and administrative expenses associated with the consolidation of the operations of TeamTalk and SRC, respectively, in the Company's financial statements and (ii) $162,000 due to the amortization of telecommunication licenses of the Company's consolidated subsidiaries. There was no material amortization of telecommunication licenses for consolidated subsidiaries during the corresponding nine and three month periods in 1995.

    Equity in losses of affiliates increased from $1.2 million for the nine month period ended September 30, 1995 to $5.5 million for the corresponding period in 1996, an increase of 370%. For the three month period ended September 30, 1995, equity in losses of affiliates was $646,000, compared to $2.5 million for the corresponding period in 1996, an increase of 290%.

    For the nine month period ended September 30, 1995, equity in losses of affiliates consisted of $647,000 of operating losses and $524,000 of expense relating to the amortization of telecommunication licenses. For the corresponding period in 1996, equity in losses of affiliates consisted of $3.6 million of operating losses and $1.9 million of expense relating to amortization of telecommunication licenses. For the three month period ended September 30, 1995, equity in losses of affiliates consisted of $386,000 of operating losses and $260,000 of expense relating to the amortization of telecommunication licenses. For the corresponding period in 1996, equity in losses of affiliates consisted of $1.7 million of operating losses and $792,000 of expense relating to amortization of telecommunication licenses.

    The increase in operating losses for the three and nine month periods ended September 30, 1996 compared to corresponding periods in 1995 reflects an increase in the underlying operating losses of STW and RHP. In 1995 and the first half of 1996, STW had increased operating losses due to the expansion of its operations. However, due to the efforts of the Malaysian government to rationalize the Malaysian telecommunications industry, operating revenues during such period were nominal. Further, the operating losses of RHP's majority-owned subsidiary, Mobisel, increased due primarily to the expansion of Mobisel's sales and administrative operations.

    The increase in amortization of telecommunication licenses for the three and nine month periods ended September 30, 1996 compared to the corresponding periods in 1995 was primarily due to the amortization of RHP's telecommunication licenses, which was minimal in 1995 and $1 million for the nine month period ended September 30, 1996.

    The Company's interest income increased from $130,000 for the first nine months of 1995 to $937,000 for the corresponding period in 1996, an increase of 621%. This increase was due primarily to interest earned on the proceeds from the sale and issuance of shares of the Company's Preferred Stock in late 1995 and the Debt Offering in August 1996, which were invested in short-term interest-bearing securities. Interest income was $18,000 for the three month period ended September 30, 1995 compared to $513,000 for the corresponding period in 1996. This increase was due to the interest earned as a result of the investment of the proceeds of the Debt Offering, which was consummated in August 1996.

    The Company's interest expense increased from $785,000 for the first nine months of 1995 to $2.7 million for the corresponding period in 1996, an increase of 239%. Interest expense was $584,000 for the three month period ended September 30, 1995 compared to $2.5 million for the corresponding period in 1996. These increases in interest expense were primarily due to interest expense associated with the Debt Offering, which was consummated in August 1996.

IMPACT OF INFLATION AND CURRENCY FLUCTUATION

    Many developing countries have experienced substantial, and in some periods extremely high, rates of inflation and resulting high interest rates for many years. Inflation and rapid fluctuations in inflation rates have had and may continue to have negative effects on the economies and securities markets of certain developing countries and could have an adverse effect on the operating companies and developmental stage projects in those countries, including an adverse effect on their ability to obtain financing.

    The value of the Company's investment in an operating company or developmental stage project is partially a function of the currency exchange rate between the dollar and the applicable local currency. In addition, the operating companies will report their results of operations in the local currency and, accordingly, the Company's results of operations will be affected by changes in currency exchange rates between those currencies and U.S. dollars. The Company does not hedge against foreign currency exchange rate risks. As a result, the Company may experience economic loss with respect to its investments and fluctuations in its results of operations solely as a result of currency exchange rate fluctuations. For example, the Company experienced a significant decline in the value of its investment in Mobilcom Mexico, its ECTR operating company in Mexico, as a result of the 1994 devaluation of the Mexican peso and the resulting economic instability in Mexico. Many of the currencies of developing countries have experienced steady devaluations relative to the U.S. dollar, and major adjustments have been made in the past and may again occur in the future, any of which could have a material adverse effect on the Company.

    To the extent that the operating companies commence or have commenced commercial operations, any revenues they generate will generally be paid to the operating companies in the local currency. By contrast, many significant liabilities of the operating companies (such as liabilities for the financing of telecommunications equipment) may be payable in U.S. dollars or in currencies other than the local currency. As a result, any devaluation in the local currency relative to the currencies in which such liabilities are payable could have a material adverse effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

    To date, the Company has funded its cash requirements primarily using the net proceeds from a series of Preferred Stock private placements, bridge loans and the Debt Offering. The bridge loans have generally been converted into Preferred Stock. The proceeds from these financings were mainly used to fund the Company's investments in operating companies and developmental stage projects, to provide working capital and for general corporate purposes, including the expenses incurred in seeking and evaluating new investment opportunities. As of December 31, 1995 and September 30, 1996, the Company had cash balances of $25.4 million and $82.8 million, respectively.

    The Company has generated negative cash flow from operations for each of the last three fiscal years and for the nine months ended September 30, 1996, and its operating companies and developmental stage projects are not expected to provide any cash to the Company for the foreseeable future. As a result, the Company is and will remain dependent upon raising funds from outside sources to fund its working capital needs, investments in operating companies and developmental stage projects and other cash requirements and to repay the Notes and any other indebtedness it may incur when it becomes due and payable.

    The Company will require additional financing prior to December 31, 1997 to meet currently anticipated investments in its operating companies and developmental stage projects. The Company has no commitments or arrangements for additional financing, and there can be no assurance that this additional financing will be available to the Company on acceptable terms when required by the Company or at all. The Company's inability to obtain such additional financing on acceptable terms would have a material adverse effect on the Company. In addition, the Company intends to pursue additional investment opportunities for wireless communications projects and will require additional sources of financing in order to pursue those investments. However, there can be no assurance that such additional financing will be available on favorable terms or at all. See "Risks Factors That May Affect Future Results--Company Level Risks--Negative Operating Cash Flow; Dependence on Additional Financing; No Commitments for Additional Financing."

    At the project level, IWC and its partners typically fund initial project investments using capital contributions either in the form of equity or shareholder loans. When projects become operational, IWC seeks to fund ongoing development of the project using third-party financing, preferably on a non-recourse basis to the Company.

    Mobilkom, IWC's national ECTR operating company in Indonesia, arranged a $50.0 million credit facility through a syndicate of Thai banks. This facility is secured by all of the assets and capital stock of Mobilkom, and $25.0 million of the facility has been guaranteed by Jasmine International Public Company Limited ("Jasmine"), a 56.25% owner of Mobilkom. As of September 30, 1996, approximately $20.2 million was outstanding under this facility. The Company anticipates that the current $50.0 million facility will be sufficient for Mobilkom to meet all of its currently anticipated expenditures through 1997. Borrowings outstanding under this credit facility must be repaid in 16 quarterly installments commencing in 2000.

    Mobisel, IWC's national cellular operating company in Indonesia, in which the Company held an indirect 17.5% interest as of September 30, 1996 through IWC's investment in RHP, has obtained a $60.0 million credit facility from Nissho Iwai. This facility is secured by all of Mobisel's assets and a pledge of all of the capital stock of Mobisel held by RHP, which has also guaranteed the credit facility. Borrowings under the credit facility with Nissho Iwai are limited to funds necessary for the implementation and construction of its network. Mobisel will require substantial additional financing to complete its planned capital expenditures through 1997 and for other cash needs. Accordingly, Mobisel has commenced discussions with a number of potential financing sources in order to obtain additional financing. Borrowings outstanding under this credit facility must be repaid in six equal semi-annual installments beginning in late 1998.

    STW, IWC's national WLL operating company in Malaysia, has arranged a Ringgit 91.0 million (approximately $36.3 million as of September 30, 1996) credit facility through a syndicate of Malaysian banks. This facility is secured by substantially all of STW's assets and a pledge of all of the capital stock of STW held by IWC and STW's other shareholders, and has been guaranteed by Shubila Holding Sdn Bhd, the 60% owner of STW, and certain officers of STW (including an officer of IWC). In addition, STW has agreed to assign to and deposit with the banks all of its cash, including revenues, loan drawings and shareholder advances. In addition to pledging their capital stock in STW, IWC and the other STW shareholders have entered into a "keep well" covenant pursuant to which they have agreed (i) to insure that STW remains solvent and able to meet its financial liabilities when due and (ii) to insure the timely completion of its WLL project and to make additional debt or equity investments in STW necessary to meet any cost overruns. Accordingly, IWC and the other STW shareholders could be jointly and severally liable for amounts payable under the credit facility in the event of a default by STW. Borrowings outstanding under this credit facility must be repaid in eleven semi-annual installments beginning October 8, 1997.

    In September 1996, pursuant to the SDL Subscription Agreement and the SDL Escrow Agreement, IWC deposited $9.0 million of the $20.0 million purchase price for a 40% equity interest in SDL into escrow with a Hong Kong financial institution. In November 1996, in connection with the closing of the SDL transaction, such $9.0 million was released to STHL, and IWC paid an additional $11.0 million to SDL as payment in full for ordinary shares of SDL representing a 40% equity interest in SDL.

    In October 1996, IWC expended an additional $4.3 million to repay its pro rata share of a note payable to an unrelated party assumed in connection with RHP and paid an additional $8.5 million to acquire an additional 4.2% of RHP, thereby increasing its aggregate ownership interest in RHP to 29.2% and, therefore, its indirect ownership interest in Mobisel to 20.4%.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

    THE COMPANY OPERATES IN A RAPIDLY CHANGING ENVIRONMENT THAT INVOLVES A NUMBER OF RISKS, SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL. THE FOLLOWING DISCUSSION HIGHLIGHTS SOME OF THESE RISKS. THESE RISKS SHOULD BE READ IN CONJUNCTION WITH THE "RISK FACTORS" SECTION INCLUDED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 13, 1996, AS SUBSEQUENTLY AMENDED (REG.
NO. 333-11987).

PROJECT LEVEL RISKS


EARLY STAGE OF DEVELOPMENT OF WIRELESS PROJECTS

    Most of the Company's wireless projects are in the early stages of development. Only the Company's seven operating companies, Mobilcom Mexico in Mexico, Mobilkom and Mobisel in Indonesia, STW in Malaysia, TeamTalk in New Zealand, UTS in the Philippines and SRC in Brazil, currently provide wireless communications services on a commercial basis, and most of these operating companies have only recently initiated providing such commercial service and generally have a limited number of subscribers. Although memoranda of understanding ("MOUs") have been signed with strategic partners in most of the operating companies and developmental stage projects, in many cases definitive joint venture and shareholder agreements have not been prepared or signed, definitive legal entities have not been formed and/or required equity and debt financing has not been secured. Even where an MOU or definitive joint venture or shareholder agreement has been signed, there can be no assurance that the terms of the Company's participation in an operating company or developmental stage project will not be modified in a manner that is materially adverse to the Company, particularly because the Company usually holds a minority interest.
The successful development and commercialization of these projects will depend on a number of significant financial, logistical, technical, marketing, legal and other factors, the outcome of which cannot be predicted. Virtually all of the operating companies are, and in the future will be, newly-formed entities that have a limited operating history and that operate at a loss for a substantial period of time. These operating companies will require significant amounts of additional financing to fund capital expenditures, working capital requirements and other cash needs, including the costs of obtaining additional licenses. In addition, there can be no assurance that these projects will not encounter engineering, design or other operational problems. For example, STW, the Company's Malaysian wireless local loop ("WLL") operating company, has experienced significant delays in network deployment and its marketing plans primarily as a result of adverse effects on STW of the Malaysian government's recent attempt to consolidate the Malaysian telecommunications industry and its related adverse effects. See "--Risks Inherent in Foreign Investment." As a result, IWC and its principal strategic partner in STW have recently undertaken an extensive review of STW's business plan and strategy, which is expected to be completed by the end of 1996. There can be no assurance that the Company can successfully develop any of its existing or planned developmental stage projects or that any of these projects or any of its operating companies will achieve commercial success. Further, the Company's current and anticipated ownership interests in the operating companies and developmental stage projects are subject to modification and may even be eliminated completely due to the occurrence of certain events such as the re-negotiation of existing MOUs and/or agreements, changes in foreign laws or regulations affecting foreign ownership, government expropriation, financing contingencies and other factors. Likewise, the Company may voluntarily withdraw from one or more operating companies or developmental stage projects.

RISKS INHERENT IN FOREIGN INVESTMENT

    The Company has invested substantial resources outside of the United States and plans to continue to do so in the future. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector. In some cases, the government owns or controls companies that are or may in the future become competitors of the Company or companies (such as national telephone companies) upon which the operating companies and developmental stage projects may depend for required interconnections to land-line telephone networks and other services. Accordingly, government actions in the future could have a significant effect on economic conditions in a developing country and otherwise have a material adverse effect on the Company and its operating companies and developmental stage projects. Expropriation, confiscatory taxation, nationalization, political, economic or social instability or other developments could materially adversely affect the Company's interest in operating companies and developmental stage projects in particular developing countries.

    For example, in early 1996 the Malaysian government announced a program designed to consolidate the Malaysian telecommunications industry which, if completed, would have forced the sale of STW, the Company's Malaysian operating company, to one of a limited number of surviving telecommunications companies. Although the Malaysian government announced in July 1996 that it did not intend to proceed with this program, the activities of the Malaysian government in connection with such program resulted in significant delays in STW's network deployment and marketing plans and contributed to a 37% decrease in subscribers experienced by STW during the quarter ended September 30, 1996. There can be no assurance that the Malaysian government will not initiate similar programs in the future. There can also be no assurance that the Malaysian national telephone company will not otherwise impose restrictions on STW, including restrictions on the ability of STW to interconnect its wireless network with the national telephone company's system, which could have a material adverse effect on the Company. Moreover, there can be no assurance that other countries where the Company has operating companies or developmental stage projects will not initiate similar programs or impose other restrictions, which could have a material adverse effect on the Company.

    The Company also may be adversely affected by political or social unrest or instability in foreign countries. There can be no assurance that unrest or instability resulting from political, economic, social or other conditions in foreign countries would not have a material adverse effect on the Company.

    The Company does not have political risk insurance in the countries in which it currently conducts business. Moreover, applicable agreements relating to the Company's interests in its operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for the Company to enforce its rights. Accordingly, the Company may have little or no recourse upon the occurrence of any of these developments or if any of its partners seek to re-negotiate existing or future MOUs and/or other agreements. To the extent that any of the operating companies seeks to make a dividend or other distribution to the Company, or to the extent that the Company seeks to liquidate its investment in an operating company or developmental stage project and repatriate monies from a relevant country, local taxes, foreign exchange controls or other restrictions may effectively prevent the transfer of funds to the Company or the exchange of local currency for U.S. dollars.

TECHNOLOGICAL RISK; RISK OF OBSOLESCENCE

    The Company's operating companies and developmental stage projects generally use new and emerging technologies. For example, in the Company's regional cellular developmental stage project in China, the Chinese government requires the migration to Code Division Multiple Access technology, a cellular technology that is not widely deployed on a commercial basis at the present time. Additionally, the "MPT 1327" technology selected by a number of the Company's Enhanced Capacity Trunked Radio ("ECTR") operating companies is currently operational in many countries but has had limited deployment for public use in developing countries. Although many of the technologies currently in use and to be used in the future by the Company have been developed by international telecommunications companies such as Nokia, Philips, Motorola, Ericsson, Lucent Technologies and Nortel, most are generally advanced technologies which have only recently been developed and commercially introduced. There can be no assurance that the operating companies and developmental stage projects will not experience technical problems in the commercial deployment of these technologies, particularly because they are being introduced in developing countries. In addition, the technology used in wireless communications is evolving rapidly and one or more of the technologies currently utilized or planned by the Company may not be preferred by its customers or may become obsolete, which in either case would likely have a material adverse effect on the Company. There can be no assurance that the Company will be able to keep pace with ongoing technological changes in the wireless telecommunications industry.

RISK OF MODIFICATION OR LOSS OF LICENSES; UNCERTAINTY AS TO THE AVAILABILITY, COST AND TERMS OF LICENSES; RESTRICTIONS ON LICENSES

    The Company's ability to retain and exploit its existing telecommunications licenses and to renew them when they expire, and to obtain new licenses in the future, is essential to the Company's operations. However, these licenses are typically granted by governmental agencies in developing countries, and there can be no assurance that these governmental agencies will not seek to unilaterally limit, revoke or otherwise adversely modify the terms of these licenses in the future, any of which could have a material adverse effect on the Company, and the Company may have limited or no legal recourse if any of these events were to occur. In addition, there can be no assurance that renewals to these licenses will be granted or, if renewed, that the renewal terms will not be substantially less favorable to the Company than the original license terms, any of which could have a material adverse effect on the Company. Likewise, many of the Company's operating companies and developmental stage projects have not yet obtained all of the licenses necessary for their proposed operations, and no assurance can be given that any such licenses will be obtained. The failure to obtain such licenses would have a material adverse effect on such operating companies and developmental stage projects.

    The Company believes that the opportunity to acquire substantial new wireless licenses in developing countries will exist only for a limited time. Further, although the Company's operating companies and developmental stage projects have, to date, obtained many of their operating licenses through private negotiations without having to participate in competitive bidding processes, the Company anticipates that governments of developing countries will increasingly discover the value of new wireless technologies and may require bidding for licenses, which would likely increase the cost of these licenses, perhaps substantially. In addition, the operating companies and developmental stage projects may be required to purchase licenses from other license holders in certain circumstances, including, for example, to gain network capacity or to increase geographic coverage. Furthermore, relevant governmental authorities may grant telecommunications licenses covering the same geographical areas as the operating companies' and developmental stage projects' licenses and otherwise grant licenses which allow other companies to compete directly with such operating companies and developmental stage projects for wireless subscribers. Although the availability of only limited frequency ranges may provide some protection against the issuance of competing licenses, there can be no assurance that such competitive licenses will not be granted or that they will not have a material adverse effect on the Company. In addition, licenses may be subject to significant operating restrictions or conditions, including restrictions on interconnection to the public telephone system or requirements that the operating companies or developmental stage projects complete construction or commence commercial operation of the networks by specified deadlines, which conditions, if not satisfied, may result in loss or revocation of the license. Accordingly, there can be no assurance that even if an operating company or developmental stage project is able to obtain a required license, such operating conditions will be satisfied and, as a result, that such license will not be lost or revoked or that the restrictions imposed upon such license will permit the commercial exploitation of such license, which could have a material adverse effect on the Company.

DEPENDENCE ON OTHER TELECOMMUNICATIONS PROVIDERS


    The success of the Company's wireless systems will in many cases depend upon services provided by other telecommunications providers, some of which are competitors of the Company, the operating companies and/or the developmental stage projects. For example, the Company's operating companies and developmental stage projects generally require interconnection agreements with national or regional telephone companies in order for its wireless systems to connect with land-line telephone systems, and may require the use of other microwave or fiber optic networks to link its wireless systems. Although a number of operating companies have entered into required interconnection agreements or have interconnection arrangements in place, the revocation, loss or modification of any of these existing agreements or arrangements or the failure to obtain necessary agreements and/or arrangements in the future could have a material adverse effect on the Company.

DEPENDENCE ON PARTNERS

    The Company will generally continue to depend on its local partners to obtain required licenses in all of its wireless projects. In addition, the Company is often dependent on strategic partners with resources beyond those of the Company to pursue, among other things, WLL and wireless cable television ("MMDS") projects. In WLL projects, the Company may require the participation of a larger telecommunications company possessing the substantial capital and operating resources required to finance and deploy a WLL system. In MMDS projects, the Company requires the participation of a television programming company capable of providing the television content required for wireless cable television. The failure of the Company to identify and enter into relationships with strong partners, or the failure of those partners to provide these resources, would have a material adverse effect on the Company.

CONSTRUCTION RISKS

    The operating companies and developmental stage projects in which the Company invests typically require substantial construction of new wireless networks and additions to existing wireless networks. Construction activity will require the operating companies and developmental stage projects to obtain qualified subcontractors and necessary equipment on a timely basis, the availability of which varies significantly from country to country.
Construction projects are subject to cost overruns and delays not within the control of the operating company or the developmental stage project or its subcontractors, such as those caused by acts of governmental entities, financing delays and catastrophic occurrences. Delays also can arise from design changes and material or equipment shortages or delays in delivery. Accordingly, there can be no assurance that the operating companies or developmental stage projects will be able to complete current or future construction projects for the amount budgeted or within the time periods projected, or at all. Failure to complete construction for the amount budgeted or on a timely basis could jeopardize subscriber contracts, franchises or licenses and could have a material adverse effect on the Company. In particular, telecommunications licenses often are granted on the condition that network construction be completed or commercial operations be commenced by a specified date. Failure to comply with these deadlines could result in the loss or revocation of the licenses. In that regard, certain operating companies have failed to meet such deadlines in the past. Specifically, UTS, which provides ECTR services in the Visayas and Minandao regions of the Philippines, failed to comply with the service date requirement contained in its provisional authority and is currently in the process of applying for a second extension of such service date deadline. Similarly, in the Company's Brazilian ECTR project, because the Company and its proposed partners were unable to comply with operations commencement deadlines with respect to their licenses, they had to apply for and received extensions of such deadlines. Although such failures have not to date led to the loss of any licenses to date, there can be no assurance that the relevant governmental authorities will not seek to revoke licenses as a result of these past defaults or refuse to grant deadline extensions or that similar defaults will not occur in the future, which could have a material adverse effect on the Company.

OPERATING LOSSES AND NEGATIVE CASH FLOW; DEPENDENCE ON ADDITIONAL
FINANCING/CAPITAL

    Most of the existing operating companies have generated operating losses and negative cash flow from operations, and the Company expects that most of its operating companies will continue to generate operating losses and negative cash flow from operations for the foreseeable future. The business of the operating companies and developmental stage projects, particularly WLL projects, is capital intensive and, in light of such anticipated negative cash flow from operations, will require continuing sources of outside financing to fund working capital needs, capital expenditures and other cash requirements. The Company's strategy is for such additional financing to be obtained by the operating companies primarily from third parties and not from the Company or its strategic partners. However, there can be no assurance that the operating companies and developmental stage projects will be able to obtain the financing required to make planned capital expenditures, provide working capital or meet other cash needs. Failure to obtain such financing could have a material adverse effect on the Company and, among other things, could result in the loss or revocation of licenses held by the operating companies or developmental stage projects or require that certain planned projects be delayed or abandoned. In particular, at September 30, 1996 a significant portion of the Company's investments had been made in two operating companies (namely STW, which is developing a national WLL system in Malaysia; and Mobisel, which is developing a national cellular system in Indonesia), and both of these operating companies will be required to obtain substantial additional financing in order to complete planned capital expenditures. Moreover, as noted above, the Company and its principal strategic partners in STW have recently undertaken an extensive review of STW's business plan and strategy. There can be no assurance that STW's business plan will not be revised to require capital expenditures that are significantly higher than those contemplated by STW's current business plan.

    In most cases, under agreements with its local partners, the Company and its partners may be required to make additional equity investments in operating companies or developmental stage projects, and the Company's or such partners' inability or unwillingness to do so could result in the dilution of such party's equity interest or a significant impairment or loss of the value of the Company's investment. Moreover, the Company and its other strategic partners have in the past been required, and in the future likely will be required, to guarantee and/or pledge their respective equity interests to secure certain indebtedness of the operating companies and developmental stage projects and otherwise to provide certain assurances to their lenders.  See
"Liquidity and Capital Resources."   In addition, the indenture governing the
Notes sold by the Company in the Debt Offering (the "Indenture") contains certain restrictions (i) on the ability of the Company to make investments in, or guarantee the indebtedness of, certain operating companies and developmental stage projects and (ii) on the ability of the Company and certain of its operating companies and developmental stage projects to incur additional indebtedness, create liens on assets, make loans or other investments and effect other corporate actions.

    In addition, there can be no assurance that the operating companies or developmental stage projects will be able to pay their indebtedness or other liabilities when due. Any failure to pay such indebtedness or other liabilities when due could have a material adverse effect on the Company. See "--Company Level Risks--Negative Operating Cash Flow; Dependence on Additional Financing; No Commitments For Additional Financing" below.

    To date, most of the debt financing obtained by the operating companies has been secured by assets of the respective operating companies, and it is likely that any debt financing the operating companies or developmental stage projects obtain in the foreseeable future will also be secured. The pledge of assets to secure debt financing may limit the operations of the operating companies and make it substantially more difficult to obtain additional financing from other sources.

SUBSTANTIAL LEVERAGE

    As discussed above, the business of the operating companies and developmental stage projects will require continuing sources of additional financing. Certain of the operating companies have substantial indebtedness and, to the extent that additional debt financing is available, other operating companies or developmental stage projects may in the future incur substantial indebtedness, in relation to their respective equity capital. To the extent that any of the operating companies or developmental stage projects now has or in the future incurs a high level of indebtedness, such indebtedness will have important consequences to the Company, including that (i) such entity's ability to pay dividends or make other distributions to the Company may be restricted,
(ii) such entity's ability to obtain additional debt financing may be limited and (iii) such entity's ability to react to changes in the industry and economic conditions generally may be impaired.

COMPETITION

    Although the implementation of advanced wireless technologies is in the early stages of deployment in most developing countries, the Company believes that its business will become increasingly competitive, particularly as businesses and foreign governments realize the market potential of these wireless technologies. A number of large American, Japanese and European companies, including U.S.-based regional Bell operating companies ("RBOCs") and large international telecommunications companies, are actively engaged in programs to develop and commercialize wireless technologies in developing countries. In many cases, the Company will also compete against land-line carriers, including government-owned telephone companies. Most of these companies have substantially greater financial and other resources, research and development staffs and technical and marketing capabilities than the Company. The Company anticipates that there will be increasing competition for additional licenses and increased competition to the extent such licenses are obtained by others. Although the Company intends to employ relatively new technologies, there will be a continuing competitive threat from even newer technologies which may render the technologies employed by the Company obsolete.

REGULATION

    The wireless services of the Company's operating companies and developmental stage projects are subject to governmental regulation, which may change from time to time. There can be no assurance that material and adverse changes in the regulation of the Company's existing or future operating companies or developmental stage projects will not occur in the future. To date, certain operating companies and developmental stage projects have been subject to service requirements, restrictions on interconnection of wireless systems to government-owned or private telephone networks, subscriber rate-setting, technology and construction requirements, among others. These regulations may be difficult to comply with, particularly given demographic, geographic or other issues in a particular market. Further, changes in the regulatory framework may limit the ability to add subscribers to developing systems. An operating company's or developmental stage project's failure to comply with applicable governmental regulations or operating requirements could result in the loss of licenses or otherwise could have a material adverse effect on the Company.

FOREIGN CORRUPT PRACTICES ACT

    The Company is subject to the Foreign Corrupt Practices Act ("FCPA"), which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or licenses or otherwise obtaining favorable treatment. Although the Company has taken precautions to comply with the FCPA, there can be no assurance that such precautions will protect the Company against liability under the FCPA, particularly as a result of actions which may in the past have been taken or which may be taken in the future by agents and other intermediaries for whose actions the Company may be held liable under the FCPA. In particular, the Company may be held responsible for actions taken by its strategic or local partners even though such strategic or local partners are themselves typically foreign companies which are not subject to the FCPA; and the Company has no ability to control such strategic or local partners. Any determination that the Company has violated the FCPA could have a material adverse effect on the Company.

INTERNATIONAL TAX RISKS

    Distributions of earnings and other payments received from the Company's operating subsidiaries and affiliates are likely to be subject to withholding taxes imposed by the jurisdictions in which such entities are formed or operating. In general, a United States corporation may claim a foreign tax credit against its federal income tax expense for such foreign withholding taxes and foreign taxes paid directly by corporate entities in which the Company owns 10% or more of the voting stock. The ability to claim such foreign tax credits and to utilize net foreign losses is, however, subject to numerous limitations, and the Company may incur incremental tax costs as a result of these limitations or because the Company is not in a tax paying position in the United States.

    Special U.S. tax rules apply to U.S. taxpayers that own stock in a "passive foreign investment company" (a "PFIC") that could also increase the Company's effective rate of taxation. In general, a non-U.S. corporation will be treated as a PFIC if at least 75 percent of its income is "passive income" or if at least 50 percent of its assets are held for the production of "passive income." A non-U.S. corporation that owns 25 percent or more of the stock of a non-U.S. subsidiary is treated as receiving a proportionate share of the income of, and as owning a proportionate share of the assets of, such subsidiary.

    It is possible that certain operating companies in which the Company owns an equity interest are PFICs. Generally, except to the extent the Company makes an election to treat a PFIC in which it owns stock as a "qualified electing fund" (a "QEF") in the first taxable year in which the Company owns the PFIC's stock, (i) the Company would be required to allocate gain recognized upon the disposition of stock in the PFIC and income recognized upon receiving certain dividends ratably over the Company's holding period for the stock in the PFIC,
(ii) the amount allocated to each year other than the year of the disposition or dividend payment would be taxable at the highest U.S. tax rate applicable to corporations, and an interest charge for the deemed deferral benefit would be imposed with respect to the tax attributable to each year, and (iii) gain recognized upon disposition of PFIC shares would be taxable as ordinary income.

    If the Company were to make the QEF election, as described above, the Company would be required in each year that the PFIC qualification tests are met to include its pro rata share of the QEF's earnings as ordinary income and its pro rata share of the QEF's net capital gain as long-term capital gain, whether or not such amounts are actually distributed. The Company has not made any QEF election with respect to any non-U.S. corporation in which it holds stock.

    The Company may also be required to include in its income for U.S. income tax purposes its proportionate share of the earnings of those foreign corporate subsidiaries that are classified as "controlled" foreign corporations without regard to whether distributions have been received from such companies.

REPORTING STANDARDS; FINANCIAL STATEMENTS OF OPERATING COMPANIES; TIMELY COMPLIANCE WITH INFORMATIONAL AND FILING REQUIREMENTS

    The Company is subject to certain informational and filing requirements pursuant to the Indenture and the Securities Exchange Act of 1934 (the "Exchange Act"). The Company's ability to comply with the informational and filing requirements of the Indenture and the Exchange Act to which it is or will be subject will depend on the timely receipt of accurate and complete financial and other information from the Company's operating companies and developmental stage projects. Companies in developing countries are subject to accounting, auditing and financial standards and requirements that differ, in some cases significantly, from those applicable to U.S. companies. In addition, there may be substantially less publicly available information about companies in a developing country than there is about U.S. companies. The failure by the Company to receive such information on a timely basis could have a material adverse effect on the Company, including preventing it from satisfying the informational and filing requirements of the Indenture and the Exchange Act.

COMPANY LEVEL RISKS

LIMITED OPERATING HISTORY; CONTINUING LOSSES

    The Company has a limited operating history. Since its inception in January 1992, the Company's activities have been concentrated primarily on the early stage development of its wireless projects, including the selection of local partners, the formation of operating companies and the pursuit of operating licenses. The Company has incurred net losses since its inception and had an accumulated stockholders' deficit of approximately $34.8 million at September 30, 1996. The Company anticipates that its net losses will increase significantly in the foreseeable future, and there can be no assurance as to whether or when the Company's operations will become profitable.

NEGATIVE OPERATING CASH FLOW; DEPENDENCE ON ADDITIONAL FINANCING; NO COMMITMENTS FOR ADDITIONAL FINANCING

    The Company has generated negative cash flow from operations of $7.4 million for the nine months ended September 30, 1996 and $2.0 million for the year ended December 31, 1995, and expects such negative cash flows to continue and likely increase in the foreseeable future. Because of such negative cash flow and the capital intensive nature of the Company's business, the Company will require continuing sources of outside debt and equity financing to fund its working capital needs, investments and other cash requirements.

    Moreover, although the Company anticipates that its cash balance is sufficient to meet its cash requirements for approximately 12 months, there can be no assurance that the Company will not require additional financing prior to such time. In addition, the Company intends to pursue aggressively additional investment opportunities for wireless projects and anticipates that it will require additional sources of financing in order to pursue those investments. However, the Company has no commitments or arrangements for additional financing, and there can be no assurance that any additional debt or equity financing will be available to the Company on acceptable terms when required by the Company or at all. If adequate sources of additional financing are not available, the Company will be forced to delay, scale back or eliminate one or more of its projects or to liquidate one or more of its investments, may be unable to repay the Notes or other liabilities as they become due, and may be unable to meet its working capital and other cash requirements. Accordingly, the Company's inability to obtain such additional financing would have a material adverse effect on the Company.

RESTRICTIONS ON TRANSFER OF OWNERSHIP INTERESTS

    The Company's ability to sell or transfer its ownership interests in its operating companies and developmental stage projects is generally subject to (i) limitations contained in the agreements between the Company and its local partners including, in certain cases, complete prohibitions on sales or transfers for a period of years, co-sale rights and/or rights of first refusal and (ii) provisions in local operating licenses and local governmental regulations that, in certain cases, prohibit or restrict the transfer of the Company's ownership interests in such operating companies and developmental stage projects. Moreover, the Company and its local partners have in the past been required to pledge their capital stock in certain operating companies to secure credit facilities obtained by those operating companies, and the Company may be prohibited from transferring or otherwise disposing of such capital stock so long as it is pledged as collateral for those credit facilities. In addition, none of the operating companies or developmental stage projects currently has any publicly traded securities and there can be no assurance that there will in the future be either a public or private market for the securities of the Company's operating companies or developmental stage projects. As a result, the Company's ability to liquidate any or all of its investments may be substantially limited and there can be no assurance that the Company will be able to do so in a timely manner or at all in the event of an acceleration of the Notes prior to their maturity or in order to satisfy certain obligations in respect of such securities or to repay the Notes upon their maturity. Moreover, even if any sales are completed, the prices realized on those sales could be less than the Company's investment, and there may be substantial local taxes imposed on the Company in the case of any such sales and, in any event, there can be no assurance that there will not be substantial taxes or other restrictions on the ability of the Company to repatriate any amounts realized upon the sale of any such investments. In addition, certain of the operating companies and developmental stage projects are or may be parties to credit agreements that restrict their ability to pay dividends or make other distributions to their equity investors, and the Company's local partners, by virtue of their majority ownership interest in the operating companies and developmental stage projects, generally have the right to determine the timing and amount of any such dividends or distributions.

LACK OF CONTROL OF OPERATING COMPANIES AND DEVELOPMENTAL STAGE PROJECTS

    The Company anticipates that it will often have a minority interest in its operating companies and developmental stage projects, in part because applicable laws often limit foreign investors to minority equity positions. Although the Company is actively involved in the management of most of the operating companies and developmental stage projects in which it has an ownership interest and intends to invest in the future in operating companies and developmental stage projects in which it can participate in management, its minority voting positions may preclude it from controlling such entities and implementing strategies that it favors, including strategies involving the expansion or development of projects or the pursuit of certain financing alternatives. In addition, the Company may be unable to access the cash flow, if any, of its operating companies. See "--Financing Risks--Holding Company Structure; Limitations on Access to Cash Flow of Operating Companies."

RISKS INHERENT IN GROWTH STRATEGY

    The Company has grown rapidly since inception, and as of September 30, 1996 had operating companies or developmental stage projects in 12 foreign countries. Subject to the availability of additional financing, the Company anticipates that it will make additional investments in wireless projects in other foreign countries and is actively seeking and evaluating new investment opportunities in foreign countries where it currently has operating companies or developmental stage projects. The growth strategy presents the risks inherent in assessing the value, strengths and weaknesses of development opportunities, in evaluating the costs and uncertain returns of building and expanding the facilities for operating systems and in integrating and managing the operations of additional operating systems. The Company's growth strategy will place significant demands on the Company's operational, financial and marketing resources. Any failure to manage the Company in an efficient manner would have a material adverse effect on the Company.

RISK OF REGISTRATION UNDER INVESTMENT COMPANY ACT OF 1940

    Because the Company often acquires minority ownership positions in operating companies and development stage projects, there is a risk that these ownership positions could be deemed to be investment securities and that the Company could be characterized as an investment company under the Investment Company Act of 1940 (the "Investment Company Act"). Due to the Company's active role in developing and managing the operating companies, the Company believes that a substantial majority of its interests in the operating companies are the equivalent of joint venture interests rather than investment securities. Therefore, the Company believes that it is not an investment company and intends to continue its business and conduct its operations so as not to become subject to the Investment Company Act. If the Commission or its staff were to take the position, or if it were otherwise asserted, that the Company is an investment company, the Company could be required either (i) to liquidate its investments in one or more operating companies or developmental stage projects and change the manner in which it conducts its operations to avoid being required to register as an investment company or (ii) to register as an investment company. If the Company were required to register under the Investment Company Act, it would be subject to substantive regulations with respect to capital structure, operations, transactions with affiliates and other matters. In addition, a determination that the Company is subject to the Investment Company Act would constitute an event of default under the Indenture and permit acceleration of the Notes. If the Company were found to be an investment company but was not registered under the Investment Company Act, the Company would be prohibited from, among other things, conducting public offerings in the United States or engaging in interstate commerce in the United States, would be subject to monetary penalties and injunctive relief in an action brought by the Commission, and might render contracts to which the Company is a party unenforceable or subject to rescission by either party thereto. As a result, any determination that the Company is an investment company would have a material adverse effect on the Company.

CONTROL OF THE COMPANY

    At September 30, 1996, Vanguard Cellular Systems, Inc. (together with its operating subsidiary, "Vanguard") beneficially owned approximately 39% of the Company's equity on an as converted basis. Vanguard has provided and continues to provide a number of services to the Company relating to the formation, development and operation of wireless communications services, including identification and evaluation of wireless communications opportunities, review of business and technical plans and assistance in training operating company personnel. Vanguard has the right to elect three directors to the Company's Board of Directors and has three representatives on such Board, including Haynes
G. Griffin, Chairman of the Board of Directors of the Company. As a result, Vanguard may have the ability to effectively control the Company and direct its business and affairs.


CONFLICTS OF INTEREST

    Vanguard is not precluded from competing with the Company by itself or through affiliates by developing, owning and/or operating international wireless communications businesses, including businesses that use the same or similar technologies or provide the same services as the Company's existing and future operating companies. This is true even though the Company acquired substantially all of Vanguard's interests in certain of its international wireless projects in December 1995. Although the directors designated by Vanguard have fiduciary duties to the Company in their capacity as such and may abstain from voting on matters in which the interests of the Company and Vanguard are in conflict, they are not obligated to do so, and the Company has not adopted any formal policies or procedures designed to prevent actual conflicts of interest from occurring. As a result, the presence of potential or actual conflicts could affect the process or outcome of Board deliberations. There can be no assurance that such conflicts of interest will not materially adversely affect the Company.

DEPENDENCE ON KEY PERSONNEL

    The success of the Company and its growth strategy depends in large part on the ability of the Company to attract and retain key management, marketing and operating personnel, both at the Company and operating company and developmental stage project levels. There can be no assurance the Company will continue to attract and retain the qualified personnel needed for its business, particularly because of the amount of international travel required of the Company's managers and because experienced local managers are often unavailable. In addition, the loss of the services of one or more members of its senior management team, particularly John D. Lockton, the co-founder, President and Chief Executive Officer and a director of the Company, or Hugh B.L. McClung, the co-founder, Vice-Chairman of the Board and Managing Director, Asia of the Company, could have a material adverse effect on the Company.

FINANCING RISKS; RISKS ASSOCIATED WITH DEBT OFFERING

HOLDING COMPANY STRUCTURE; LIMITATIONS ON ACCESS TO CASH FLOW OF OPERATING COMPANIES

    All of the operations of the Company are conducted through its subsidiaries and affiliated companies, which are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Notes or to make any funds available to the Company to enable it to make payments on the Notes or make investments in operating companies or developmental stage projects, meet working capital needs or other liabilities of the Company, or for any other reason. In addition, most of the operating companies have generated negative cash flow from operations, and the Company expects that most operating companies will continue to generate negative cash flow from operations in the foreseeable future. Further, to the extent that any of the operating companies generates positive cash flow, the Company may be unable to access such cash flow because (i) its owns 50% or less of the equity of most of such entities and, therefore, does not have the requisite control to cause such entities to pay dividends to their equity holders; (ii) certain of such entities are currently or may become parties to credit or other borrowing agreements that restrict or prohibit the payment of dividends, and such entities are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future; (iii) the Company expects that its operating companies will generally reinvest all of their cash flow in development opportunities for the foreseeable future; and (iv) some of the countries in which such entities conduct business tax the payment and repatriation of dividends or otherwise restrict the repatriation of funds. As a result, the Company does not expect that it will be able to generate any significant cash through dividends or other distributions from the operating companies in the foreseeable future, and there can be no assurance that the Company will be able to generate any significant cash flow from the operating companies at any time in the future.

SUBSTANTIAL LEVERAGE; INABILITY TO COVER FIXED CHARGES

    The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' equity. The high level of the Company's indebtedness has important consequences to the Company, including (i) the Company's ability to obtain additional debt financing in the future may be limited, and (ii) the Company's level of indebtedness could limit its flexibility in reacting to changes in the industry and economic conditions generally.

    For the year ended December 31, 1995 and the nine months ended September 30, 1996, the Company's earnings were insufficient to cover fixed charges by $11.1 million and $19.6 million, respectively. The Company anticipates that its earnings will continue to be insufficient to cover fixed charges for the foreseeable future. See "-- Company Level Risks--Limited Operating History; Continuing Losses."

NO ASSURANCE OF REPAYMENT OF NOTES AT MATURITY

    For each of the three years ended December 31, 1995 and the nine months ended September 30, 1996, the Company had net losses and did not generate positive cash flow from operations and, as discussed above under "--Holding Company Structure; Limitations on Access to Cash Flow of Operating Companies," the Company does not expect that it will generate positive cash flow from operations for the foreseeable future. Accordingly, the Company's ability to repay the Notes at maturity will be dependent on developing one or more sources of cash prior to the maturity of the Notes. The Company may, among other things, (i) seek to refinance all or a portion of the Notes at maturity through sales of additional debt or equity securities of the Company, (ii) seek to sell all or a portion of its interests in one or more of its operating companies or developmental stage projects (subject to the restrictions described above under "--Company Level Risks--Restrictions on Transfer of Ownership Interests") or
(iii) negotiate with its financial and strategic partners to permit the cash, if any, produced by the operating companies to be distributed to equity holders. There can be no assurance that (i) there will be a market for the debt or equity securities of the Company in the future, (ii) the Company will be able to sell assets in a timely manner or on commercially acceptable terms or in an amount that will be sufficient to repay the Notes when due, (iii) the Company will be able to obtain the consents and approvals required in order to sell its interests in its operating companies or developmental stage projects or (iv) that the operating companies will in fact generate positive cash flow or that any such cash flow will be distributed to equity holders (particularly since the Company expects that its operating companies will generally reinvest all of their cash flow in development opportunities for the foreseeable future). In addition, default under the Notes could in turn permit lenders under STW's $36.4 million credit facility, and possibly under other debt instruments of the operating companies, to declare borrowings outstanding thereunder to be due and payable pursuant to cross-default clauses, permitting the lenders under such debt instruments to proceed against any collateral pledged as security therefor. Any failure by the Company to repay the Notes when due would have a material adverse effect on the Company.

RISK OF INABILITY TO FINANCE A CHANGE OF CONTROL OFFER

    Pursuant to the Indenture, upon the occurrence of a change of control of the Company , the Company may be required to make an offer to purchase all of the outstanding Notes at a price equal to 101% of the accreted value of the Notes to the date of repurchase. In such event, the Company's failure to purchase the Notes would result in a default under the Indenture. Further, in the event, there can be no assurance that the Company would have sufficient assets to satisfy all of its obligations under the Indenture. Future debt of the Company may also contain prohibitions of certain events or transactions which may constitute a change in control under the Indenture or require the obligations under such debt to be retired.

CLASSIFICATION OF NOTES AS DEBT

    Although the Company intends to treat the Notes as debt for all purposes, there can be no assurance that the Internal Revenue Service will agree that the Notes qualify as debt for federal income tax purposes. If the Notes are not respected as debt for such purposes, they would likely be recharacterized as an equity interest in the Company and the interest that accretes on the Notes would not be deductible by the Company when accrued or paid. Loss of such interest deductions would increase income taxes ultimately payable by the Company, and thus, reduce cash flow otherwise available to repay the Notes, which would have a material adverse effect on the Company.

PART II.      OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On August 7, 1996, pursuant to Section 228 of the Delaware General Corporation Law, the stockholders of the Registrant approved the following items by written consent in lieu of a meeting (the "Consent"):

            (a) The Registrant's 1996 Stock Option/Stock Issuance Plan pursuant to which an aggregate of 2,400,000 shares of the Common Stock of the Registrant were reserved for issuance upon the exercise of future options and outstanding options issued under the Registrant's predecessor stock option plan; and

            (b) The Registrant's form of indemnification agreement to be entered into between the Registrant and its executive officers and directors.

    Holders of 570,400 shares of the Registrant's Common Stock, representing 93% of the total outstanding shares of the Registrant's Common Stock, and 16,708,440 shares of the Registrant's Preferred Stock, representing 99% of the total outstanding shares of the Registrant's Preferred Stock, executed the Consent.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.


         (a)     Exhibits.

Exhibit No.      Description
-----------      -----------
    2.5     Agreement and Plan of Merger dated as of August 8, 1996 by and among the Registrant,
            International Wireless Communications Acquisition Corporation and International Wireless
            Communications, Inc.

    2.6     Subscription Agreement among Star Digitel Limited, Star Telecom Holding Limited and
            International Wireless Communications, Inc., dated September 23, 1996

    3.3     Amended and Restated Certificate of Incorporation of the Registrant, as filed with the
            Secretary of State of the State of Delaware on August 8, 1996

    3.4     Bylaws of the Registrant, as adopted by the Board of Directors of the Registrant on August
            7, 1996

    4.5     Indenture dated as of August 15, 1996 between the Registrant, as issuer, and Marine Midland
            Bank, as Trustee

    4.6     Pledge Agreement dated as of August 15, 1996 by the Registrant and International Wireless
            Communications, Inc. in favor of Bankers Trust Company, as Collateral Agent

    4.7     Unit Agreement dated as of August 15, 1996 among the Registrant and Bankers Trust Company, as Unit Agent and Warrant Agent and Marine Midland Bank, as Trustee

    4.8     Registration Rights Agreement dated as of August 15, 1996 among the Registrant, BT
            Securities Corporation, Toronto Dominion Securities (USA) Inc. and Salomon Brothers Inc

    10.17   Warrant Agreement dated August 15, 1996 between the Registrant and Bankers Trust Company, as
            Warrant Agent

    10.18   Assignment and Assumption Agreement dated as of August 7, 1996 between the Registrant and
            International Wireless Communications, Inc.

    10.19   Consent, Waiver, Amendment, Assignment and Assumption Agreement effective as of August 7,
            1996 among the Registrant and the other parties named therein

    10.20   Consent, Waiver, Amendment, Assignment and Assumption Agreement effective as of August 7,
            1996 among International Wireless Communications, Inc. and the parties named therein

    10.21   International Wireless Communications Holdings, Inc. 1996 Stock Option/Stock Issuance Plan

    10.22   Form of Indemnification Agreement of the Registrant

    10.23   First Amendment to Lease between The Prudential Insurance Company of America and
            International Wireless Communications, Inc., dated September 1, 1996

    10.24   Cooperation Agreement on Network Interconnection of Mobisel STBS with Telkom PSTN between
            PT. (Persero) Telekomunikasi Indonesia ("Telekom Indonesia") and PT Mobile Selular
            Indonesia, dated August 21, 1996

    10.25   Shareholders' Agreement among Mainstream Limited, International Wireless Communications,
            Inc. and Star Telecom Holding Limited, dated August 30, 1996

    27.2    Financial Data Schedule


         (b)   Reports on Form 8-K

               No Reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1996               INTERNATIONAL WIRELESS
                                       COMMUNICATIONS HOLDINGS, INC.
                                       (Registrant)



                                       By:  /s/ Douglas S. Sinclair
                                          -------------------------------------
                                           Douglas S. Sinclair
                                           Vice President and Chief Financial
                                           Officer


                                       By:  /s/ Keith D. Taylor
                                          -------------------------------------
                                           Keith D. Taylor
                                           Controller and Chief
                                           Accounting Officer

                                EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
2.5*       Agreement and Plan of Merger dated as of August 8, 1996 by and among the Registrant, International
           Wireless Communications Acquisition Corporation and International Wireless Communications, Inc.

2.6*       Subscription Agreement among Star Digitel Limited, Star Telecom Holding Limited and International
           Wireless Communications, Inc., dated September 23, 1996

3.3*       Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of
           State of the State of Delaware on August 8, 1996

3.4*       Bylaws of the Registrant, as adopted by the Board of Directors of the Registrant on August 7, 1996

4.5*       Indenture dated as of August 15, 1996 between the Registrant, as issuer, and Marine Midland Bank, as
           Trustee

4.6*       Pledge Agreement dated as of August 15, 1996 by the Registrant and International Wireless
           Communications, Inc. in favor of Bankers Trust Company, as Collateral Agent

4.7*       Unit Agreement dated as of August 15, 1996 among the Registrant and Bankers Trust Company, as Unit
           Agent and Warrant Agent and Marine Midland Bank, as Trustee

4.8*       Registration Rights Agreement dated as of August 15, 1996 among the Registrant, BT Securities
           Corporation, Toronto Dominion Securities (USA) Inc. and Salomon Brothers Inc

10.17*     Warrant Agreement dated August 15, 1996 between the Registrant and Bankers Trust Company, as Warrant
           Agent

10.18*     Assignment and Assumption Agreement dated as of August 7, 1996 between the Registrant and
           International Wireless Communications, Inc.

10.19*     Consent, Waiver, Amendment, Assignment and Assumption Agreement effective as of August 7, 1996 among the Registrant and the other parties named therein

10.20*     Consent, Waiver, Amendment, Assignment and Assumption Agreement effective as of August 7, 1996 among
           International Wireless Communications, Inc. and the parties named therein

10.21*     International Wireless Communications Holdings, Inc. 1996 Stock Option/Stock Issuance Plan

10.22*     Form of Indemnification Agreement of the Registrant

10.23*     First Amendment to Lease between The Prudential Insurance Company of America and International
           Wireless Communications, Inc., dated September 1, 1996

10.24*     Cooperation Agreement on Network Interconnection of Mobisel STBS with Telkom PSTN between PT.
           (Persero) Telekomunikasi Indonesia ("Telekom Indonesia") and PT Mobile Selular Indonesia, dated
           August 21, 1996

10.25*     Shareholders' Agreement among Mainstream Limited, International Wireless Communications, Inc. and
           Star Telecom Holding Limited, dated August 30, 1996

27. 2      Financial Data Schedule

---------------------
* Incorporated by reference to an exhibit to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 13, 1996, as subsequently amended (Reg. No. 333-11987).