Form 10-K405
period 1996-12-31
INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS INC
filed 1997-04-15
CIK 1022591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
                              --------------    ------------

                       Commission file number 0-
                                                ---------

              INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

                Delaware                               94-3248701
-----------------------------------------    ------------------------------
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

400 South El Camino Real, Suite 1275, San Mateo, California         94402
-----------------------------------------------------------    --------------
         (Address of Principal Executive Offices)                (Zip Code)


Registrant's telephone number, including area code:         (415) 548-0808
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:           None
                                                            --------------------

Securities registered pursuant to Section 12(g) of the Act:           None
                                                            --------------------
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X       No
                                                  -----        -----

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of December 31, 1996 there were 636,720 shares of the Registrant's common stock outstanding and 16,906,400 shares of the Registrant's preferred stock outstanding. Each such share of preferred stock is currently convertible into one share of the Registrant's common stock.


                              Page 1 of 124 pages.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's Final Prospectus filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 424(b) under the Securities Act of 1933 on November 21, 1996 (Reg. No. 333-11987) are incorporated by reference into Parts I and IV of this Annual Report as Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, such Final Prospectus is not to be deemed filed as part of this Annual Report on Form 10-K.








                              Page 2 of 124 pages.

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE REGISTRANT, WHICH INVOLVE RISKS AND UNCERTAINTIES. THE REGISTRANT'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN IMPORTANT FACTORS, INCLUDING THOSE SET FORTH UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," PARTICULARLY THOSE SET FORTH UNDER "--ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

     AS USED HEREIN, THE TERM" THE COMPANY" REFERS TO THE REGISTRANT AND ITS SUBSIDIARY, INTERNATIONAL WIRELESS COMMUNICATIONS, INC. ("IWC"), UNLESS THE CONTEXT OTHERWISE REQUIRES OR UNLESS OTHERWISE EXPRESSLY STATED.


                                     PART I


ITEM 1.   BUSINESS

     THE FOLLOWING DESCRIPTION OF THE BUSINESS OF THE REGISTRANT IS QUALIFIED IN ITS ENTIRETY BY THE MORE DETAILED INFORMATION AND THE FINANCIAL STATEMENTS (INCLUDING THE NOTES THERETO) APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. AN "OPERATING COMPANY" REFERS TO A WIRELESS COMMUNICATIONS COMPANY OR PROJECT IN WHICH THE COMPANY HAS INVESTED AND THAT HAS COMMENCED PROVIDING WIRELESS COMMUNICATIONS SERVICE ON A COMMERCIAL BASIS. A "DEVELOPMENTAL STAGE PROJECT" REFERS TO A WIRELESS COMMUNICATIONS COMPANY OR PROJECT IN WHICH THE COMPANY HAS MADE OR PROPOSES TO MAKE AN INVESTMENT, BUT WHICH HAS NOT COMMENCED PROVIDING WIRELESS COMMUNICATIONS SERVICE ON A COMMERCIAL BASIS. REFERENCE TO "DOLLARS" AND "$" REFERS TO UNITED STATES DOLLARS, UNLESS OTHERWISE EXPRESSLY STATED. CERTAIN OF THE DEMOGRAPHIC AND STATISTICAL DATA APPEARING IN THIS ANNUAL REPORT ON FORM 10-K HAVE BEEN DERIVED FROM THE SOURCES SET FORTH UNDER "-- BACKGROUND--DEMAND FOR COMMUNICATIONS SERVICES IN DEVELOPING COUNTRIES."

I.   BACKGROUND

     The Company is a leading developer, owner and operator of wireless communications companies and projects primarily in emerging markets in Asia and Latin America. These companies and projects provide, or are developing, a variety of wireless communications services, including cellular telephone, wireless local loop ("WLL"), enhanced capacity trunked radio ("ECTR") and paging. The Company currently has interests in nine operating companies in Brazil, China, India, Indonesia, Malaysia, Mexico, New Zealand and the Philippines. In addition, the Company has interests in five developmental stage projects in Mexico, Pakistan, Peru and Taiwan and is actively pursuing other development and acquisition opportunities. As of December 31, 1996, the Company's operating companies had licenses covering an estimated 693 million people ("POPs") which, based on the Company's equity interests in these operating companies, represented an estimated 245 million equity POPs. As of December 31, 1996, the Company's operating companies, which are generally in the early stages of operating and expanding their networks, served approximately 144,900 subscribers.

     The Company operates primarily in countries in Asia and Latin America where management believes that there exists substantial unmet demand for communications services, attractive license opportunities and political and regulatory environments which encourage foreign investment in private telecommunications companies. These markets are generally characterized by substantial populations, growing economies and inadequate local land-line telephone service. According to industry data, in many of the countries where the Company has established operating companies or is pursuing developmental stage projects, there were estimated to be less than 10 telephone lines per 100 POPs in 1994 (compared to an estimated 59 telephone lines per 100 POPs in the United States in 1994) and significant waiting times for installation of land-line telephone service. The Company believes that existing and emerging wireless technologies generally offer comparable functionality to, and lower construction costs and more rapid deployment than, land-line technologies. As a result, the Company believes that wireless communications services will frequently be used in these markets as a substitute for traditional land-line telephone service.

     A large and growing number of wireless technologies are available to address communications needs in the Company's target markets. The Company's operating companies and developmental stage projects provide or are


                              Page 3 of 124 pages.

developing the following services: cellular telephone, using both analog and digital technologies; WLL, which provides a wireless telephone service linking the home or business into the local telephone network; ECTR, which combines the attributes of cellular and dispatch radio, and paging. Once the Company enters a market with a wireless communications service, it generally seeks to develop additional wireless communications services. This strategy is expected to allow the Company to build on its expertise in the host country as well as to achieve cost savings and operating efficiencies through the sharing of cell sites, microwave transmission networks and marketing and administrative functions.

DEMAND FOR COMMUNICATIONS SERVICES IN DEVELOPING COUNTRIES

     Many countries in Asia and Latin America are experiencing rapid economic growth, but are hindered by inadequate telecommunications services. The Company believes that businesses in particular are demanding better services to improve competitiveness and are seeking cost-effective mobile communications services to enhance their operations. The following table sets forth certain information with respect to the countries in which the Company's operating companies and developmental stage projects are located, together with comparative information for the United States.


                                                                                         WAITING TIME
                                                                                       FOR INSTALLATION
                              POPULATION       GDP PER       REAL GDP       TELEPHONE    OF LAND-LINE     CELLULAR
               POPULATION       GROWTH         CAPITA         GROWTH        LINES PER      TELEPHONE     PENETRATION
              (MILLIONS)(1) (% PER YEAR)(1)   (US$)(1)    (% PER YEAR)(1)  100 POPS(2)     (YEARS)(3)   (% OF POPS)(2)
              ------------- ---------------  ---------    ---------------  ----------- ---------------- --------------
ASIA-PACIFIC
China. . . . . . 1,215.4         1.2%        $   541           9.9%            2.3            0.3           0.30%
India. . . . . .   930.8         1.8%            360           5.6%            1.0            1.9           0.01%
Indonesia. . . .   195.3         1.6%          1,025           7.3%            1.2            0.3           0.09%
Malaysia . . . .    20.0         2.4%          4,261           9.5%           14.5            0.3           4.77%
New Zealand. . .     3.5         1.1%         16,518           2.5%           48.7            0.0           8.35%
Pakistan . . . .   130.1         2.9%            484           4.5%            1.6            1.1           0.04%
Philippines. . .    68.6         2.2%          1,080           5.0%            1.5            5.5           0.52%
Taiwan . . . . .    21.3         0.9%         12,485           6.1%           39.5            N/A           3.63%
Thailand . . . .    60.2         1.4%          2,751           8.5%            4.6            4.0           2.26%

LATIN AMERICA
Brazil . . . . .   156.9         2.0%        $ 4,316           4.2%            7.4            0.9           0.81%
Mexico . . . . .    94.8         1.9%          2,634         (6.9)%            9.2            0.2           0.77%
Peru . . . . . .    23.8         2.0%          2,640           6.6%            3.3            4.3           0.31%

UNITED STATES. .   263.6         1.0%        $27,490           2.0%           59.4            0.0          12.79%


-----------

(1) Source: DRI/McGraw-Hill World Markets Executive Overview, Second Quarter 1996. The DRI/McGraw-Hill data are for 1995. "GDP Per Capita" means gross domestic product per person and "Real GDP Growth" means growth in gross domestic product after adjustment for inflation during the relevant measurement period.

(2) Source: MTA-EMCI World Cellular Markets: 1996. Telephone lines per 100 POPs is from 1994 and cellular penetration is from 1995. "Cellular Penetration" means the number of cellular subscribers as a percentage of the total population.

(3) Source: MTA-EMCI Wireless Local Loop: Opportunities in the Global Marketplace (Volume 2), March 1996. Data are from 1994.


     To address the growing demand for communications services and promote economic growth, governments in many developing countries have begun deregulating their telecommunications industries. In some developing countries, governments are beginning to privatize national carriers and encourage the formation of private communications


                              Page 4 of 124 pages.

competitors. As a result, the Company believes there is a substantial opportunity for privately-owned companies to provide wireless communications services in these countries.

ROLE OF WIRELESS TECHNOLOGIES

     A number of wireless technologies provide voice and data services that address the communications needs of developing countries. These services include cellular telephone, WLL, ECTR and paging. The Company believes that these existing and emerging wireless technologies generally offer comparable functionality to, and lower construction costs and more rapid deployment than, land-line technologies.

CELLULAR TELEPHONE. In its simplest configuration, a cellular telephone system consists of a series of cell sites, each with a cellular transmitter/receiver tower. All sites are linked to a mobile telephone switching office, which consists of a central computer that controls the network. Currently, the majority of cellular systems use analog technology; however, in some high density markets analog systems are reaching their capacity limits, and are being supplemented with new digital technologies which offer greater capacity.

WIRELESS LOCAL LOOP. WLL networks provide subscribers with access to the standard land-line telephone network through wireless transmission from the land-line switch to the telephone site in the home or business rather than through conventional land lines. This is accomplished by placing small transmitter/receivers at the telephone site. From the perspective of the user, WLL is operated in the same way as a regular telephone, with the added possibility of wide area "cordless telephone" use. WLL networks are generally less expensive and quicker to install than current land-line systems.

ENHANCED CAPACITY TRUNKED RADIO. ECTR combines attributes of cellular and dispatch radio (e.g. emergency dispatch) to provide the potential for a cellular-like mobile service. By permitting both voice and data communications and by combining dispatch radio, cellular-like calling and paging capabilities in the same system, ECTR offers a combination of functionality and capacity that is particularly well-suited for business needs in developing countries. The infrastructure cost per subscriber of a loaded ECTR system is typically less than that of a loaded analog cellular system. Unlike cellular telephone, however, ECTR services have not been widely deployed in developing countries and, as a result, licenses to provide such services have historically been more readily available than licenses for cellular telephone.

PAGING. Paging is a well-established technology, with service widely available in many countries. A paging system typically consists of a number of transmitter sites connected to a central messaging center. The messaging center receives incoming messages from the public telephone network and prepares batches of messages for transmission to subscribers. Two-way paging systems are now available, allowing message acknowledgment responses and short data messages to be sent by the paging subscriber. In developing countries where telephone penetration is low, paging often provides an affordable alternative to public telephone service.

BUSINESS DEVELOPMENT APPROACH

     The Company typically plays an active role in the formation, development, management and operation of its operating companies and developmental stage projects. Once a wireless communications opportunity is identified, the Company typically joins with local and strategic partners to develop the project. In some cases, the Company's local partners have previously been granted telecommunications licenses. In addition, the Company and its partners may seek to obtain initial or additional licenses through private negotiations rather than through competitive bidding. As the cost of competitively awarded licenses, particularly cellular licenses, has increased, the Company believes that wireless communications services based on alternative technologies and privately negotiated licenses generally have a pricing advantage.

     The Company provides its operating companies and developmental stage projects with a range of management services. These services often include:

     - Defining license needs, preparing, submitting and monitoring license applications and negotiating the acquisition of additional licenses.


                              Page 5 of 124 pages.

     - Seconding one or more of its own employees to a particular operating company to provide initial and/or ongoing management support.

     - Selecting equipment and negotiating with equipment manufacturers and suppliers.

     - Planning the network for the project, either by a team under the Company's direction or with the equipment manufacturer for the project.

     -    Arranging debt and equity financing at the project level.

     - Developing and implementing core marketing, customer service and terminal distribution and support plans.

     - Training project personnel, normally at the facilities of one of the Company's strategic partners such as Vanguard Cellular Systems, Inc. ("Vanguard").

BUSINESS STRATEGY

     The Company's principal business objective is to become a pre-eminent provider of wireless communications services in selected developing countries. Key elements of the Company's strategy for achieving this objective include:

DEVELOP LONG-TERM RELATIONSHIPS WITH STRONG LOCAL PARTNERS. The Company seeks to develop long-term relationships with financially strong and strategically well-positioned local partners. These partners often own, or have access to, an existing telecommunications asset base (such as cell sites and microwave or fiber optic transmission networks) that can be used by the Company's operating companies to reduce capital expenditures, operating costs and deployment time. Local partners frequently play an active role in securing licenses and obtaining necessary regulatory approvals, assisting in arranging and providing local financing and identifying opportunities for additional wireless projects.

OBTAIN LICENSES WITH BROAD FREQUENCY RANGES AND SUBSTANTIAL GEOGRAPHIC COVERAGE. The Company seeks to obtain licenses with broad frequency ranges, substantial geographic coverage and flexible operating terms. The Company believes that continuing advances in wireless technologies will allow numerous technologies to provide services with similar functionality. As a result, the Company believes that market opportunities for such services will be determined predominantly by license terms rather than by technological factors. Licenses with broad frequency allocation and flexible operating terms also enable the Company to provide additional services and facilitate the adoption of new technologies. In addition, the ability to provide service over a broad geographic area is frequently an important selling point for users of services such as cellular telephone and ECTR.

OFFER MULTIPLE WIRELESS SERVICES IN EXISTING MARKETS. The Company seeks to expand by developing multiple wireless services in those countries where it has existing operations. This strategy is intended to allow the Company to build on its expertise in the host country as well as to achieve cost savings and operating efficiencies through the sharing of cell sites, microwave transmission networks and marketing and administrative functions. For example, in Indonesia and Mexico, the Company initially established a national or large regional ECTR business that is providing opportunities for developing additional services, such as cellular and WLL.

REMAIN TECHNOLOGY AND VENDOR INDEPENDENT. The Company seeks to obtain licenses that do not stipulate the type of technology to be used in the provision of a particular communications service. This flexibility allows the Company to match appropriate technology to a given business opportunity on the basis of cost, capacity, reliability, functionality and availability. It also allows operating companies to migrate to superior technologies as they develop. Where possible, the operating companies select non-proprietary or open-standard technologies with multiple vendor sources, thereby reducing their dependence on any single supplier.

PURSUE LOW COST STRUCTURE. The Company pursues strategies designed to allow its operating companies to reduce capital expenditures and operating costs. First, it seeks to form partnerships with local partners that have existing telecommunications assets, including licenses, that can be used to reduce the costs of developing and operating its wireless networks. Second, where appropriate, the Company seeks to obtain licenses through private negotiation with the host government, rather than through competitive bidding. Third, the Company seeks to provide multiple wireless


                              Page 6 of 124 pages.

services within an existing market to reap certain economies of scale. Fourth, when a common technology is selected for multiple operating companies, the Company seeks to secure global purchasing discounts with selected vendors.

ACTIVELY MANAGE OPERATING COMPANIES AND DEVELOPMENTAL STAGE PROJECTS. The Company typically plays an active role in the development and management of its operating companies and developmental stage projects. Its local country managers and corporate staff provide technical, financial and administrative support to most of these companies, including serving as senior executives of operating companies and developmental stage projects and/or serving on the boards of directors of these companies and projects. Moreover, shareholder agreements often provide the Company with the right to approve or veto key decisions at the operating company or developmental stage project level, including operating budgets, business plans and major corporate transactions, even though the Company may own less than 50% of the equity of the operating company or developmental stage project.

STRATEGIC RELATIONSHIPS

     The Company has entered into strategic relationships with selected communications companies to assist it in identifying wireless communications opportunities and to provide resource support to its operating companies and developmental stage projects.

VANGUARD. Vanguard, one of the largest independent cellular operators in the U.S., is the Company's principal strategic partner as well as its largest stockholder. As of December 31, 1996, Vanguard beneficially owned approximately 39% of the Company's equity on an as converted basis. Vanguard has provided and continues to provide a number of services relating to the formation, development and operation of the Company's wireless communication businesses, including identification and evaluation of wireless communications opportunities, review of business and technical plans, and assistance in training operating company personnel. Vanguard is also a partner of the Company in Star Digitel Limited ("SDL"), the Company's China Regional Cellular operating company. Haynes G. Griffin, Chairman of the Board of Directors of the Company, is Chairman of the Board and Co-Chief Executive Officer of Vanguard. See "Item 11. Executive Compensation--Compensation Committee Interlocks and Insider Participation" and "Item 13. Certain Relationships and Related Transactions."

BROADCAST COMMUNICATIONS LIMITED ("BCL"). BCL, a wholly owned subsidiary of the national television company of New Zealand, is a leading telecommunications engineering and network operating company. BCL provides a variety of services including wireless communications engineering design, cell site planning, microwave and fiber optic transmission design, and project management for network implementation. BCL has comprehensive experience in WLL and has installed and commissioned major wireless networks in the Asia-Pacific region. BCL has assisted in the planning, engineering and project management of the WLL network of Syarikat Telefon Wireless (M) Sdn Bhd, the Company's WLL operating company in Malaysia.

STAR TELECOM HOLDING LIMITED ("STHL"). STHL is the wholly owned subsidiary of Star Telecom International Holding Limited, a company listed on The Stock Exchange of Hong Kong Limited. STHL owns one of the largest paging and internet service providers in Hong Kong and is the Company's local partner in SDL and Star Telecom Overseas (Cayman Islands) Limited ("STOL"), a Cayman Islands company through which the Company holds its interest in RPG Paging Service Limited, the Company's India Regional Paging operating company, and through which the Company is pursuing paging opportunities in various other countries in the Asia-Pacific region. The Company and STHL have entered into various agreements pursuant to which they have agreed, subject to certain geographic and other exemptions, not to engage in the cellular business or the paging business except through SDL or STOL, as applicable.

II.  OPERATING COMPANIES

     As of December 31, 1996, the Company had direct or indirect interests in the following nine operating companies. The information set forth below is as of December 31, 1996, and is qualified by reference to and should be read in conjunction with the more complete descriptions of the operating companies set forth below.


                              Page 7 of 124 pages.

                                                                                                  EQUITY
                                                                                    POPS           POPS
                                                                                 COVERED BY     COVERED BY
                                                                     EQUITY       LICENSES       LICENSES
OPERATING COMPANY             LOCATION       TYPE OF PROJECT        INTEREST    (MILLION)(1)   (MILLION)(1)   SUBSCRIBERS
-----------------             --------       ---------------        --------    ------------   ------------   -----------
Via Movel 1                   Brazil         Regional ECTR            65.1%(2)      60.0           39.1(2)         900
  Communicacoes S.A.
  ("Via 1")

Star Digitel Limited          China          Regional Cellular        40.0%        302.0          120.8         21,000
  ("SDL")

RPG Paging Service            India          Regional Paging           7.0%(3)      20.0            1.4(3)      58,000
  Limited ("RPSL")

PT Mobile Selular             Indonesia      National Cellular        19.8%        195.3           38.7         22,000
  Indonesia ("Mobisel")

PT Mobilkom                   Indonesia      National ECTR            15.0%        195.3           29.3          4,100
  Telekomindo
  ("Mobilkom")

Syarikat Telefon Wireless     Malaysia       National WLL             30.0%(4)      20.0            6.0(4)       5,200
  (M) Sdn Bhd ("STW")

Corporacion Mobilcom,         Mexico         Regional ECTR             2.2%(5)      65.0            1.4(5)      27,900
  S.A. de C.V.
  ("Mobilcom Mexico")

TeamTalk Limited              New Zealand    National ECTR           100.0%          3.5            3.5          5,600
  ("TeamTalk")

Universal                     Philippines    Regional ECTR            19.0%(6)      27.0            5.1(6)         180
  Telecommunications
  Service, Inc. ("UTS")



-----------

(1) Based on the Company's estimate of the 1995 population covered by the operating license(s) of each project and on DRI/McGraw-Hill World Markets Executive Overview, Second Quarter 1996.

(2) Reflects the Company's anticipated equity interest in Via 1, a joint venture that is currently in the process of being legally formed. Does not give effect to exercise of options presently being negotiated with the Company's local partners that, if exercised in their entirety upon the terms that are currently envisioned by the Company, would reduce the Company's interest in Via 1 below 50%.

(3) Does not include a proposed increase in the Company's indirect ownership interest in RPSL to 13.3%, which is currently pending final governmental approval.

(4) Does not give effect to an option held by a bank syndicate that has provided project financing to STW which, if exercised, would reduce the Company's interest in STW to 27.8%.

(5) Does not reflect the potential dilution to the Company's interest to 1.8% if the Company does not participate in a capital call that was declared in March 1997. The Company is currently evaluating whether to participate in such capital call. Also does not give effect to options held by a local partner which, if exercised in their entirety, would further dilute the Company's interest to 1.3%.


                              Page 8 of 124 pages.

(6) Assumes the completion of certain registration formalities in connection with the Company's acquisition of approximately 6.0% of the UTS stock, and excludes an additional 3.0% of UTS' stock which is currently under option to the Company and which will vest upon completion of certain performance milestones.


     UNLESS OTHERWISE INDICATED, INFORMATION SET FORTH BELOW REGARDING POPS, POPULATION GROWTH, GDP PER CAPITA, AND GDP GROWTH IS FROM 1995, DATA REGARDING POPS COVERED BY LICENSES IS BASED ON POPS DATA FROM 1995 (OR IN CERTAIN CASES ESTIMATES PROVIDED BY THE OPERATING COMPANIES) AND LICENSES HELD AS OF
DECEMBER 31, 1996, AND DATA REGARDING TELEPHONE LINES PER 100 POPS AND THE WAITING TIME FOR INSTALLATION OF LAND-LINE TELEPHONES IS FROM 1994. SUCH DATA HAS BEEN TAKEN FROM THE SOURCES INDICATED ABOVE UNDER "--BACKGROUND--DEMAND FOR COMMUNICATION SERVICES IN DEVELOPING COUNTRIES." FOR A DISCUSSION OF THE RISKS ASSOCIATED WITH THE OWNERSHIP AND OPERATION OF THE OPERATING COMPANIES, SEE "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS--PROJECT LEVEL RISKS."

BRAZIL REGIONAL ECTR

     Pursuant to an agreement with Rede Brasil Sul ("RBS"), the Company's proposed primary local partner in this project, and following fulfillment of certain regulatory and corporate requirements, the Company will obtain a 65.1% equity interest in Via 1, the vehicle through which RBS and the Company would provide ECTR services in the major cities in Southern and Central Brazil, including Rio de Janeiro, Sao Paulo and Curitiba. The Company, indirectly through its wholly owned Brazilian subsidiary, Servicos de Radio Comunicacoes Ltda. ("SRC"), holds licenses covering 140 channels in the 800 MHz frequency band while RBS, through six companies, holds licenses covering a further 540 channels in the same frequency band. RBS has contributed the companies through which it holds its licenses to Via 1, and, as part of the legal formation of the joint venture with RBS, it is anticipated that SRC will also be contributed to Via 1. SRC's assets consist primarily of licenses and fixed assets. In addition, Grupo Arbi, a Brazilian industrial and financial group ("Arbi"), has agreed to participate as an initial 7% equity partner in Via 1 by contributing the use of its licenses for 120 channels in the 800 MHz frequency band to Via 1 and, pending consummation of this transaction, Arbi has allowed Via 1 to construct, manage and operate its licenses.

     In anticipation of the completion of the contribution of Arbi's licenses and of SRC to Via 1, the Company, RBS and Arbi commenced initial ECTR operations in the cities of Porto Alegre, Novo Hamburgo and Caxias do Sul in July 1996 under the trading name "Via 1." The pre-incorporation operations of Via 1 are hereinafter referred to as the "Via 1 Project." As of December 31, 1996, the Via 1 Project had commenced operations in fifteen cities in Brazil and had begun construction of its network in Rio de Janeiro. The Company's, RBS' and Arbi's licenses that have been, or are anticipated to be, contributed to Via 1 (the "Via 1 Licenses") cover major cities in Southern and Central Brazil, including, in addition to the foregoing, Sao Paulo, Curitiba and Rio de Janeiro. As of December 31, 1996, the Via 1 Project had approximately 900 subscribers.

MARKET OPPORTUNITY. Brazil, with a population of approximately 156.9 million, is among the most populous countries in the world, and has the one of the highest real GDPs in Latin America. In addition, since 1991, Brazil has experienced a significant increase in international trade due to steady economic growth and structural economic reforms, including the implementation of a successful anti-inflation plan, and a free-trade and customs union with Argentina, Uruguay and Paraguay ("Mercosur"), which Chile recently joined as a free trade partner. The Company believes that there is a significant unmet demand for telephone services as evidenced by the fact that there were only
7.4 lines per 100 POPs in 1994. In addition, with the exception of ECTR licenses, the government has not to date issued licenses for cellular systems to private operators, although auctions for such licenses are currently in progress. As a result, the Company believes that Brazil is one of the most attractive countries in Latin America for the introduction of an ECTR system. The Via 1 Licenses cover approximately 60 million POPs.

REGULATORY ENVIRONMENT. The Brazilian communications market is widely regulated. Private communications licenses, except those relating to ECTR, are restricted to operators with a majority of the voting interest held by Brazilian shareholders. However, various reform projects to liberalize Brazil's telecommunications market are currently being considered by the federal government.

LOCAL STRATEGIC PARTNERS. RBS, the Company's proposed partner in Via 1, is one of Brazil's largest media companies with operations in television and radio broadcasting and newspaper publishing in Southern Brazil. To date, RBS has contributed to the Via 1 Project by expediting the import of infrastructure equipment and assisting in negotiations with


                              Page 9 of 124 pages.

governmental regulatory authorities. Additionally, RBS owns both cell sites and large microwave networks, which the Company anticipates Via 1 will use to carry its network traffic. Pursuant to a shareholders agreement between RBS and the Company, the Company has been providing the Via 1 Project with technical services, operational management and has procured the equipment necessary for the development of the network. Implementation of the shareholders agreement will require certain governmental approvals. See "--Licenses and Interconnection" below.

PROJECT BACKGROUND. The Company began efforts to develop an ECTR project in Brazil in 1993. These efforts resulted in the execution of an MOU among RBS, IWC and a subsidiary of Vanguard. In August 1995, in anticipation of the Vanguard Exchange (as defined below under "Item 13. Certain Relationships and Related Transactions--The Vanguard Exchange"), Vanguard assigned its participation rights in the project to IWC, which entered into a shareholders' agreement with RBS that contemplated the formation of Via 1. Pursuant to such agreement, the Company and RBS agreed to contribute to Via 1 the companies through which they hold their licenses and their applications for additional licenses. The Company and RBS have also invited Arbi to participate in the project, and Arbi has agreed to contribute to Via 1 all licenses it will control at the time of the transaction and its applications for additional licenses. The Company's contribution will be SRC, whose assets consist principally of licenses and fixed assets.

     The Company's initial equity interest in Via 1 will be 65.1%, RBS' initial equity interest will be 27.9% and Arbi's initial equity interest will be 7%. The Company is negotiating certain options held by or to be granted to RBS and Arbi which, if exercised in their entirety, would reduce the Company's interest in Via 1 below 50%.

LICENSES AND INTERCONNECTION. The Via 1 Licenses generally have terms of 15 years, with the first licenses having been granted in 1994. These licenses, in aggregate, cover 800 channels in the 800 MHz frequency band, and applications for licenses on file cover an additional 12,000 and 4,500 channels in the 800 MHz and 400 MHz frequency bands, respectively. In order to build its network as contemplated in its current business plan, Via 1 will have to secure additional channels. Negotiations are currently in progress to obtain additional channels, and the possibility of a further auction of channels in late 1997 has been discussed by the Brazilian government. However, there can be no assurance Via 1 will be able to obtain these channels at a reasonable price or at all. Under Brazilian law, operations must commence within one year of license grant, subject to extensions in certain circumstances. RBS and SRC failed to meet such deadlines with respect to a number of licenses. However, RBS and SRC have obtained extensions with respect to the deadlines for these licenses and have commenced, or, it is expected, will commence operations within the extended time period. The licenses held by SRC, RBS and Grupo Arbi contain no restrictions regarding the technology which may be used but, in certain cases, the licenses have operational requirements. Further, new channels proposed to be granted by the Brazilian government in the future may have restrictions regarding the technology that may be used to provide trunking services.

     The continued operation of the Via 1 Project as well as the proposed transfer of the Via 1 Licenses to Via 1 are subject to receipt of certain approvals or authorizations from the Brazilian Ministry of Communications. There can be no assurance that such approvals or authorizations will be received. Failure to obtain such approvals could result in, among other things, the forfeiture of some or all of the Via 1 Licenses and could have a material adverse effect on the Company.

     Brazilian law allows full interconnection of ECTR services with the public switched telephone network, although the terms of such interconnection have not yet been promulgated. Arrangements are in place with two of the four local exchange operators on interconnection and additional interconnect arrangements are under negotiation with the remaining local exchange operators. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors that May Affect Future Results--Project Level Risks--Risk of Modification or Loss of Licenses; Uncertainty as to the Availability, Cost and Terms of Licenses; Restrictions on Licenses."

EXISTING OPERATIONS AND DEVELOPMENT PLAN. The Via 1 Project became operational in July 1996 with six cell sites providing system capacity for 2,000 subscribers. Subject to the timely delivery of necessary equipment, Via 1 will seek by the end of 1997 to construct cell sites to cover an additional 28 cities in five states in Southern and Central Brazil increasing system capacity to
25,000 subscribers.   See "Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations--Additional Factors that May Affect Future Results--Project Level Risks."

     Cell site transmission and switching equipment and network operations management facilities are currently being installed in Belo Horizonte (Minas Geiras), Campinas, Santos and Sorocaba (Sao Paulo) and Rio de Janeiro. A


                              Page 10 of 124 pages.

combination of Uniden and Nokia infrastructure equipment is being used. As of December 31, 1996, the Via 1 Project had 45 employees and was using the services of approximately 5 additional outside engineering and installation personnel for the construction of its network.

     In October 1996, in anticipation of the legal formation of Via 1, SRC entered into a contract with Nokia pursuant to which Nokia is providing equipment for the Via 1 Project. It is anticipated that this contract will be assigned to Via 1 on completion of the various legal and regulatory formalities associated with Via 1's formation.

     Sales and marketing efforts will focus primarily on providing cost-effective communications services to small- and medium-sized businesses in the local distribution, financial services, utility and construction industries in Southern and Central Brazil.

INVESTMENT AND BUDGETED CAPITAL EXPENDITURES. As of December 31, 1996, the Company had funded approximately $12.0 million into SRC. In addition, in connection with the Vanguard Exchange, the Company allocated $5.9 million of the consideration paid to Vanguard to license rights derived from Vanguard's right to participate in the Via 1 Project that were obtained by the Company in the Vanguard Exchange.

     Via 1 has budgeted capital expenditures of $9.8 million for 1997, primarily for the construction of its network. Via 1 will seek to fund these expenditures through a combination of external financing and equity or debt investments by its shareholders. In accordance with the stockholders' agreement and Via 1's current business plan, it is anticipated that the Company and Via 1's other stockholders will be required to invest at least an additional aggregate amount of approximately $12.3 million in Via 1 prior to December 1998. If Via 1 is unable to obtain necessary financing in order to make such additional investments, it will be required to delay its planned capital expenditures. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors that May Affect Future Results-- Project Level Risks."

COMPETITION. Via 1's primary competition consists of cellular services provided by local exchange carriers and three other multi-site ECTR service providers (M-Comcast, Airlink Servicios e Comercio and Radio Movil Digital). The Company believes that Via 1 may have lower infrastructure and operating costs than many of the cellular operators and, consequently, may have a pricing advantage over traditional cellular services. Via 1 will accordingly seek to market its services to small- and medium-sized businesses, which it believes are generally more cost-sensitive than the retail customers targeted by cellular operators. The Company does not believe that Via 1 will directly compete with two of the three other multi-site ECTR service providers as these two operators are focusing on the largest cities of Brazil and concentrating their marketing efforts on the retail user as compared to Via 1's operations which are anticipated to cover the broader geographic area of Southern and Central Brazil and focus on the business user. The other ECTR operator, Radio Movil Digital, has focused on non-networked traditional dispatch radio business.


                              Page 11 of 124 pages.

CHINA REGIONAL CELLULAR

     The Company currently owns a 40% equity interest in SDL, a Hong Kong corporation engaged in various cellular projects in China. The Company's partners in SDL are STHL, which owns 53% of SDL, and Vanguard, which owns the remaining 7% of SDL.

     SDL is engaged in the development of various regional cellular projects in China with its local partner, the Chinese People's Liberation Army (the "PLA"). In recent years, the PLA has sought to use its extensive network of radio frequencies for commercial purposes. To implement this policy, the PLA has created business agencies which have developed and are operating regional cellular networks in China with financial and technical support from foreign telecommunications companies. SDL is the foreign partner in fourteen of these projects which, as of June 30, 1996, were operational in the provinces of Guangdong, Sichuan, Shangdong, Gansu, Hebei, Yunnan and Hainan. As of December 31, 1996, the projects had approximately 21,000 subscribers in the aggregate.

MARKET OPPORTUNITY. With a population of over 1.2 billion, China is the most populous country in the world. China has recently experienced rapid economic and significant population growth, as evidenced by real GDP and population growth rates of approximately 9.9% and 1.2%, respectively, for the year ended
December 31, 1995. With approximately 2.3 telephone lines per 100 POPs in 1994 and the recent steady privatization of the Chinese economy, the Company believes that China has a large unmet demand for communications services.

REGULATORY ENVIRONMENT. Foreign ownership of telecommunications operators is currently prohibited in China. Accordingly, SDL has entered into cooperative agreements with PLA operators pursuant to which SDL is providing equipment and technical and engineering services necessary to build and operate such PLA operators' networks.

LOCAL STRATEGIC PARTNER. The Company's local strategic partner in SDL is STHL, a Hong Kong company that owns one of the largest paging and internet service providers in Hong Kong. STHL is also the Company's local partner in STOL, the entity through which the Company holds its interest in RPSL, the Company's India Regional Paging operating company.

PROJECT BACKGROUND. In November 1996, the Company acquired a 40.0% equity interest in SDL and entered into a shareholders agreement with SDL and STHL to develop various regional cellular projects in China through SDL. STHL then held the remaining 60.0% of SDL. In April 1997, Vanguard acquired a 7.0% equity interest in SDL from STHL, thereby reducing STHL's equity interest in SDL to 53.0%.

LICENSE AND INTERCONNECTION. The PLA owns an extensive network of radio frequencies that it has sought to use for commercial purposes in recent years. The existing PLA cellular networks did not allow interconnection with the public telephone system until 1995 when the Chinese Ministry of Posts and Telecommunication ("MPT") agreed to cooperate with the PLA in operating the PLA's existing cellular networks and developing further projects. The joint venture entities formed as a result of this agreement between the PLA and MPT are referred to as the China Telecom Great Wall Mobile Communications ("China Telecom Great Wall") joint ventures. In these joint ventures, the MPT provides interconnection with the public telephone system and numbering services, and the PLA makes available its 800 MHz frequencies and base station sites.

EXISTING OPERATIONS AND DEVELOPMENT PLAN. Pursuant to cooperative agreements with PLA operators, SDL provides equipment and technical and engineering services necessary to build and operate the PLA's networks. These cooperative agreements provide for either revenue or profit sharing arrangements pursuant to which SDL is generally allocated a portion of the revenues or profits collected by the PLA until SDL's development costs are recovered, after which time SDL's share of revenues or profits will be reduced. Certain of these cooperative agreements include purchase and sale agreements whereby SDL provides network infrastructure equipment to the PLA. The cooperation agreements have terms ranging from 10 to 20 years. SDL's percentage of revenues or profits ranges from 40.0% to 100.0% during the initial years and declines thereafter to as little as 30.0% of profits.

     As the PLA and MPT form the China Telecom Great Wall joint ventures in various provinces in China, SDL will seek to participate in these joint ventures by providing the financing, technical and engineering services necessary for the construction and operation of the networks of the China Telecom Great Wall joint ventures for a fixed period of


                              Page 12 of 124 pages.

time under profit sharing arrangements. SDL intends initially to enter into agreements with China Telecom Great Wall joint ventures to construct additional networks in the provinces of Shandong, Hebei, Guangdong, Yunnan and Hainan.

INVESTMENT AND BUDGETED CAPITAL EXPENDITURES. As of December 31, 1996, the Company had expended $20.0 million to acquire its 40.0% interest in SDL. SDL has budgeted capital expenditures of $80.5 million in 1997, primarily to fund network expansion. SDL expects to fund these capital expenditures through project financings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors that May Affect Future Results--Project Level Risks."

COMPETITION. The principal provider of cellular services throughout China is MPT. It is believed that MPT is now constrained with regard to future subscriber growth by limitations on additional available frequency and hence its decision to form the China Telecom Great Wall joint ventures with PLA. The second largest provider of cellular services in China is Unicom, a joint venture between the Ministry of Electronics, the Ministry of Power and the Ministry of Railways formed to provide competition to MPT.

INDIA REGIONAL PAGING

     The Company indirectly owns a 7.0% equity interest in RPSL, a regional provider of paging services in India, through its 70.0% interest in STOL, a Cayman Islands company formed to pursue regional paging projects in the Asia-Pacific region. The Company's partner in STOL, holding the remaining 30.0% of STOL, is STHL, the Company's partner in SDL, the Company's China Regional Cellular operating company. STOL's partners in RPSL are RPG Group ("RPG"), an Indian company, and two Japanese companies, Itochu and Nippon Telegraph and Telephone International ("NTTI").

MARKET OPPORTUNITY. India is the second most populous country in the world with approximately 930.8 million people at the end of 1995. India is divided into 25 States and 7 Union Territories. The Company believes that the top five metropolitan areas in India are Greater Bombay, New Delhi, Calcutta, Madras and Bangalore, which together account for almost 47 million people. India has experienced rapid economic and significant population growth as evidenced by reported real GDP and population growth rates of approximately 5.6% and 1.8%, respectively, for the year ended December 31, 1995. With approximately 1.0 telephone lines per 100 POPs in 1994, the Company believes that India has a large unmet demand for communications services.

     The Company believes that at the end of 1996, India had approximately 400,000 paging subscribers. Paging licenses were initially granted in 1995. Pent up demand for paging services is expected to be met rapidly by the expansion of new operators in the market, a maximum of four to five operators per city.

REGULATORY ENVIRONMENT. Telecommunications in India is regulated by the Department of Telecommunications ("DOT") which was set up as a separate entity in 1985 after having existed as part of the Department of Posts and Telegraphs ("DPT") for almost 100 years. It is responsible for network planning, maintenance and the management of telephone system in India. In 1991, the DOT began the process of privatization of wireless services, including paging.

LOCAL STRATEGIC PARTNERS. STOL's partners in RPSL include RPG Group that holds 60.0% of RPSL. RPG Group is one of the top five public companies in India with a group turnover of $1.4 billion and a market capitalization of $1.1 billion. Its main lines of business include power, tires, chemical products, telecommunications services, financial services, and retail industries. Itochu, a Japan-based international trading company holds 20.0% of RPSL; and NTTI, another Japan-based international company and a subsidiary of the largest telephone company in the world holds the remaining 10.0% of RPSL.

PROJECT BACKGROUND. In August 1996, the Company invested $13.5 million for its 70.0% interest in STOL, which was formed to pursue regional and national paging projects in various countries in the Asia-Pacific Region. In addition to RPSL in which STOL has to date invested approximately $1.4 million, STOL is also pursuing paging projects in China, other cities and geographic areas in India, Indonesia, New Zealand, Taiwan and Thailand. STHL acquired 10.0% interest in RPSL in 1995. STHL contributed its interest in RPSL to STOL when STHL and the Company formed STOL. In February 1997, STOL funded $2.1 million for the purchase of additional shares to be issued by RPSL. The issuance of such shares is currently pending the receipt of certain governmental approvals. Upon the consummation of such issuance, STOL's equity interest in RPSL will increase to 19%, which will, in turn, increase the Company's indirect equity interest in RPSL to 13.3%.

                              Page 13 of 124 pages.

LICENSES. The DOT issued a number of 10-year licenses to allow 16 private companies to provide paging services in 27 cities and 19 paging circles in India (2 to 5 operators per city or circle). RPSL holds a 10-year paging operating license in New Delhi, Madras and Ahmedabad.

EXISTING OPERATIONS AND DEVELOPMENT PLAN. RPSL began operations in 1995, and as of December 31, 1996, RPSL provided paging services to approximately 58,000 subscribers. RPSL has achieved an average of 46% market share in New Delhi, Madras, and Ahmedabad which have an aggregate population of approximately 20 million population, based upon the most recently available data. RPSL has an intention to acquire more operations in other cities when there are good opportunities. RPSL is currently running on a POCSAG network and has planned in 1997 to adopt the Flex protocol in its second channel. Since its launch of service in May 1995, RPSL has experienced a negligible churn rate. For the nine months ended on December 31, 1996, RPSL realized revenue of approximately $5 million. In April 1995, STOL entered into an agreement with RPSL to provide technical services for the installation, testing and commissioning of its paging system and technical, sales and billing system. STOL has since helped RPSL in the development of its MIS system, selection of hardware and software suppliers, and provision of training in operation, sales and marketing.

INVESTMENT AND BUDGETED CAPITAL EXPENDITURES. As of December 31, 1996, STOL had expended approximately $1.4 million to acquire its 10.0% stake in and to make capital contributions to RPSL.

     RPSL has budget capital expenditures of approximately $2.25 million for 1997 primary for network expansion. RPSL expects to fund these expenditures through the issuance of an additional 9.0% shares to STOL at a total price of approximately $2.1 million.

COMPETITION. RPSL's primary competitors in the India paging market are Microwave Communications Limited, Modi Korea Telecommunications Limited, DSS Mobile Communications Limited and Hutchison Max Telecom Limited. Since the DOT regulates the tariff, competition is limited to marketing and service. RPSL seeks to maintain its market leader position by offering consistently high quality service, building up customer loyalty, and widening distribution network.

INDONESIA NATIONAL CELLULAR

     The Company indirectly owns a 19.8% equity interest in PT Mobile Selular Indonesia ("Mobisel"), a provider of cellular services in Indonesia through its 28.3% direct equity interest in PT Rajasa Hazanah Perkasa ("RHP"), an Indonesian company that owns 70.0% of Mobisel. Mobisel currently holds a provisional license that covers 225 channels in the 480 MHz frequency band permitting it to build and operate a cellular system throughout Indonesia. Mobisel commenced operations in February 1996 after having acquired RHP's cellular operations, which had approximately 17,000 subscribers at the time of the acquisition. As of December 31, 1996 Mobisel had approximately 22,000 subscribers. For purposes of this section, the term "Mobisel" includes RHP's cellular operations for periods prior to their acquisition by Mobisel.

MARKET OPPORTUNITY. Mobisel's provisional license was expanded in 1995 to cover all of Indonesia, the fourth most populous country in the world with more than
195.3 million people. In recent years, Indonesia has experienced rapid economic and significant population growth, as evidenced by real GDP and population growth rates of approximately 7.3% and 1.6%, respectively, for the year ended December 31, 1995. With approximately 1.2 telephone lines per 100 POPs in 1994, rapid growth of businesses and international trade and a large and increasingly affluent population, the Company believes Indonesia has a large unmet demand for communications services.

     Mobisel's sales and marketing efforts principally focus on the suburban and rural markets. The Company believes there is less competition in these markets and that Mobisel may have a competitive advantage as a result of its technology that the Company believes allows for broader geographic coverage at a lower cost than that of Mobisel's principal competitors. The Company estimates that this market segment currently comprises more than 145 million POPs, the great majority of whom have no telephone service. Although Mobisel anticipates that the majority of its subscribers will be located in suburban and rural markets, it also seeks to further develop its urban market base. Mobisel has also initiated the conversion of subscriber equipment from mobile phones in vehicles to portable handsets. The Company believes that portable handsets provide subscribers with increased usage opportunities.


                              Page 14 of 124 pages.

REGULATORY ENVIRONMENT. Since the early 1990s, the Indonesian government has been deregulating its telecommunications industry in order to improve the quality and expand the coverage of telecommunications services. Prior to that time, cellular operators in Indonesia were typically given licenses of short duration (six to ten years) which were subject to revenue-sharing arrangements with PT (Persero) Telekomunikasi Indonesia ("Telkom Indonesia"), the state-owned telecommunications company, that resulted in operators, including RHP, charging over $5,000 per handset and thereby limiting the growth of the cellular market. In 1994, the government changed its policy to allow arrangements whereby cellular operators could form equity alliances with Telkom Indonesia. Under these equity alliances, the government has provided longer license periods (generally 20 to 25 years) and introduced more favorable interconnect arrangements in line with international standards. Subsequent to this change in governmental policy, Mobisel has reduced handset prices and has sought to improve customer service and cellular coverage. Notwithstanding the government's effort with respect to deregulation, the government continues to regulate tariffs in the telecommunications market.

LOCAL STRATEGIC PARTNERS. The Company's principal strategic partners in Mobisel are Telkom Indonesia and Telkom Indonesia's pension fund ("YDPP"), which directly own 25.0% and 5.0% of Mobisel, respectively; PT Deltona Satya Dinamika ("DSD"), which indirectly owns 17.0% of Mobisel through its 24.3% equity interest in RHP; PT Bina Reksa Perdana ("BRP"), which indirectly owns 31.1% of Mobisel through its 44.4% equity interest in RHP; and Nissho Iwai Corporation, which indirectly owns 2.1% of Mobisel through its 3.0% equity interest in RHP.

PROJECT BACKGROUND. In 1995, the Company invested $10.0 million in RHP, a company formed in 1984 to provide cellular services in Indonesia. In October 1995, one of RHP's principal shareholders, Bell Atlantic, agreed to sell its 35.0% interest in RHP pro rata to RHP's other shareholders, including the Company. Bell Atlantic's interest was purchased for a total amount of $17.1 million. As a result of the purchase of a portion of Bell Atlantic's interest in RHP, the Company's interest in RHP increased to 25.0%. In November 1995, RHP contributed its cellular operations to Mobisel in return for a 70.0% interest in Mobisel. In October 1996, the Company purchased additional shares in RHP for $8.6 million, thereby increasing its aggregate ownership interest in RHP to 29.2%. In March 1997, RHP issued and sold a 3% equity interest in RHP to Nissho Iwai Corporation, an entity affiliated with Nissho Iwai International (Singapore) Pte., Ltd. ("Nissho Iwai"), a financial institution that has provided a credit facility to Mobisel, thereby diluting the Company's ownership interest in RHP to 28.3% and its indirect interest in Mobisel to 19.8%.

LICENSE AND INTERCONNECTION. Mobisel's provisional license permits nationwide coverage. Pursuant to the terms of the license, Mobisel was obligated to and has already completed providing service to West Java, including Jakarta, and is obligated to and expects to provide service in all major population centers and along major highways throughout Java, Bali, Lombok and Lampung by the end of July 1997. The license requires that Mobisel complete construction of its network no later than April 1998. The license has no fixed term, does not limit the number of subscribers, but does require Mobisel to use Nordic Mobile Telephone ("NMT") cellular technology. Until recently, the billing of Mobisel's subscribers was performed by Telkom Indonesia. As a result, Mobisel relied on Telkom Indonesia for information as to the number of its subscribers. In December 1996, the customer billing function was transferred to Mobisel, which now operates its own billing system, called BSCS. Mobisel operates under an interconnection arrangement with Telkom Indonesia that permits Mobisel's cellular network to be connected to the fixed telephone network operated by Telkom Indonesia. This interconnection agreement provides for interconnection at the rates published by the Ministry of Tourism, Post and Telecommunications in Indonesia and shall remain in effect as long as Mobisel's operating license remains in effect.

EXISTING OPERATIONS AND DEVELOPMENT PLAN. As of December 31, l996, Mobisel provided cellular services to approximately 22,000 subscribers. For the fiscal year ended December 31, 1996, Mobisel's cellular operations realized revenues of approximately $9.3 million and cash flow from operations generated a net loss of approximately $4.2 million. Mobisel experienced an average monthly subscriber churn rate of 2% for the ten months ended December 31, 1996.

     As of December 31, 1996 Mobisel had upgraded its system capacity to serve approximately 35,000 subscribers by installing a new Nokia switch and had completed the upgrade of 32 transmitter sites and constructed an additional five new sites in and around Jakarta and Bandung. The Nokia switch is currently operational, and links have been established to all 37 sites. In addition, Mobisel is in the process of introducing or expanding services in all major population centers and along major highways throughout the rest of Java, Bali and Lampung. Subject to the availability of financing, Mobisel plans to construct 122 new transmitter sites in these areas, increasing the total number of sites to


                              Page 15 of 124 pages.

154, and to install four additional switches, thereby expanding system capacity to serve approximately 85,000 subscribers. Mobisel has selected all of these new sites and, subject to Mobisel's obtaining financing, expects to complete construction of these sites by the end of the second quarter of 1997. In addition, Mobisel intends to install new telephone switching exchanges in Jakarta, Bandung, Semarang, Surabaya and Bali.

     As of December 31, 1996, Mobisel had a total of 286 employees and seven contract persons working full time in Jakarta. Two of the contract persons are provided by the Company to assist Mobisel in customer service and engineering support. In return, it is anticipated that Mobisel will pay the Company certain fees in 1996, representing the cost to the Company of these Company employees.

INVESTMENT AND BUDGETED CAPITAL EXPENDITURES. As of December 31, 1996, the Company had expended approximately $22.6 million to acquire its 29.2% interest in, and to make capital contributions to, RHP. In addition, in connection with the Vanguard Exchange, the Company allocated $11.5 million to license rights derived from Vanguard's right to participate in Mobisel that were obtained by the Company in the Vanguard Exchange.

     Mobisel has budgeted capital expenditures of approximately $95.1 million for 1997, primarily for the construction of new transmitter sites and switching systems which will expand geographic coverage and capacity. In March 1996, Mobisel obtained a five-year $60.0 million credit facility from Nissho Iwai to finance the construction of its network. Borrowings under the credit facility bear interest at a floating rate based on LIBOR and are secured by all of Mobisel's assets and a pledge of all the capital stock held by RHP. RHP has also guaranteed the credit facility. In addition, Mobisel agreed to assign to and deposit with Nissho Iwai all of its cash, including revenues, loan drawings and shareholders' advances. Borrowings under Mobisel's credit facility with Nissho Iwai are limited to funds necessary for the construction of its network. As of December 31, 1996, borrowings of approximately $60.0 million were outstanding under this facility.

     In January 1997, Mobisel entered into a syndicated short-term notes facility agreement with PT Bank Umura Servitia ("BUS"), as arranger, whereby the banks agreed to purchase Indonesian Rupiah ("Rp") 60,000,000,000 of short-term notes and interest notes of Rp15,000,000,000 (approximately $31.5 million in the aggregate as of December 31, 1996). Mobisel will require substantial additional financing to complete its planned capital expenditures through 1997 and for other cash needs. Although Mobisel is seeking to obtain such additional financing from outside sources, there can be no assurance that it will be able to do so. In such event, Mobisel would either seek such additional financing from its shareholders or defer or abandon portions of its planned network development. Such deferral or abandonment could result in the loss of Mobisel's license, which could have a material adverse effect on the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "-- Additional Factors that May Affect Future Results--Project Level Risks."

COMPETITION. Mobisel's primary competitors in the Indonesian telecommunications market are PT Komselindo, PT Satelit Palapa Indonesia ("Satelindo"), Telkomcell and Excelcomindo. The Indonesian Ministry of Tourism, Post and Telecommunications regulates tariffs, and, as a result, competition is limited to marketing and service. Mobisel seeks to differentiate itself from its competitors by, among other things, offering wider coverage, flexible and pricing packages targeted to specific market segments and focusing on customer service.


                              Page 16 of 124 pages.

INDONESIA NATIONAL ECTR

     The Company, through its wholly owned subsidiary, New Zealand Wireless Limited ("NZW"), owns 15% of Mobilkom, a provider of ECTR services in Indonesia. Mobilkom owns a national ECTR license for 160 channels in the 400 MHz frequency band. Mobilkom commenced service in September 1995 and as of December 31, 1996 had approximately 4,000 subscribers.

MARKET OPPORTUNITY. Mobilkom's license covers all of Indonesia, the fourth most populous country in the world with more than 195.3 million people. Indonesia has experienced rapid economic and significant population growth, as evidenced by real GDP and population growth rates of approximately 7.3% and 1.6%, respectively, for the year ended December 31, 1995. With approximately 1.2 telephone lines per 100 POPs in 1994, rapid growth of businesses and international trade and a large and increasingly affluent population, the Company believes Indonesia has a large unmet demand for communications services.

     Mobilkom's sales and marketing efforts focus primarily on providing cost-effective wireless voice and data communications services to small- and medium-sized businesses engaged in the local distribution, financial services, utility and construction industries. Additionally, Mobilkom focuses on suburban markets and industrial complexes that are being constructed outside the major cities in Indonesia. Based on the estimated number of Private Mobile Radio ("PMR") users in Indonesia and the general movement from PMR to ECTR, the Company believes that the market demand for ECTR services will continue to grow.

REGULATORY ENVIRONMENT. Since the early 1990s, the Indonesian government has been deregulating the telecommunications industry in order to improve the quality and expand the coverage of telecommunications services. See "--Indonesia National Cellular--Regulatory Environment." In connection with this deregulation, the government has awarded several wireless licenses, including cellular, ECTR and paging licenses, and has provided for interconnection with the state-owned network. The Indonesian government continues to regulate the tariffs charged by telecommunications companies to their subscribers.

LOCAL STRATEGIC PARTNERS. The principal shareholders of Mobilkom include Jasmine International Public Company Limited ("Jasmine"), a Thai telecommunications company with operations throughout Asia, PT Inka Forindo Jaya ("PT Inka"), an Indonesian telecommunications and engineering company, and PT Telekomindo Prima Bhakti ("Telekomindo"), a 40% owned investment subsidiary of the national telephone company of Indonesia. The remaining 60% of Telekomindo is owned by Rajawali Group, a private Indonesian entity. Jasmine, PT Inka and Telekomindo own 56.25%, 15% and 5% of Mobilkom, respectively.

     Jasmine, directly and through its relationships throughout Asia, provides Mobilkom with valuable technical, financial and strategic support. Mobilkom has entered into a management agreement with Jasmine for the planning, construction and implementation of the network and billing system.

PROJECT BACKGROUND. In December 1991, the Company, through NZW, entered into a joint venture agreement with several Indonesian telecommunications companies, including Telekomindo, to develop a national ECTR system in Indonesia. In
June 1994, Jasmine acquired a 61.25% ownership interest in Mobilkom and subsequently sold 5% of such interest to GS Capital Partners, an affiliate of Goldman, Sachs & Co., in February 1995.

LICENSE AND INTERCONNECTION. Mobilkom currently owns a five-year national license which was issued on February 28, 1995 and covers 160 channels in the 400 MHz frequency band. Under the terms of the license, Mobilkom may request extension of the license beyond the initial five-year term. The license has no restrictions on capacity or the type of technology Mobilkom may use, and covers over an estimated 195 million POPs. Mobilkom has obtained government approval for interconnection of its network with the network of Telkom Indonesia, the state-owned telephone company. Any termination of interconnection by Telkom Indonesia would have a material adverse effect on Mobilkom. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors that May Affect Future Results--Project Level Risks--Risk of Modification or Loss of Licenses; Uncertainty as to the Availability, Cost and Terms of Licenses; Restrictions on Licenses" and "--Dependence on Other Telecommunications Providers."


                              Page 17 of 124 pages.

EXISTING OPERATIONS AND DEVELOPMENT PLAN. Mobilkom's ECTR system is operational in the three largest cities of Java, including Jakarta. Mobilkom began selling its ECTR services in June 1995 and, as of December 31, 1996, had approximately 4,000 subscribers. For the fiscal year ended December 31, 1996, Mobilkom realized revenues of $1.5 million while cash flow from operations generated a net loss of approximately $4.0 million. Mobilkom experienced an average monthly subscriber churn rate of less than 1% for the nine months ended September 30,1996.

     As of December 31, 1996 Mobilkom had the system capacity to serve approximately 20,000 subscribers. Mobilkom is constructing a number of new transmitter sites and, subject to the availability of financing, is planning to invest in additional site capacity to increase capacity to 50,000 subscribers by the year 2001. Nokia infrastructure equipment is being used by Mobilkom. As of December 31, 1996, Mobilkom had a total of 87 full-time employees and 16 contract employees.

INVESTMENT AND BUDGETED CAPITAL EXPENDITURES. As of December 31, 1996, the Company had expended approximately $1.5 million to acquire its 15% interest in, and to make capital contributions to, Mobilkom.

     Mobilkom has budgeted capital expenditures of $7.1 million in 1997, primarily to fund the continued buildout of the network. Mobilkom expects to fund these capital expenditures and the acquisition of subscriber terminals primarily through an eight-year $50.0 million credit facility which it has obtained from a syndicate of Thai banks. Borrowings under the credit facility bear interest at a floating rate based on LIBOR and are secured by substantially all of Mobilkom's assets and a pledge of all of the capital stock held by the Company and Mobilkom's other shareholders. Jasmine has guaranteed borrowings of up to $25.0 million under the credit facility. Such borrowings were primarily used for construction of the network. The agreement governing this facility contains certain covenants which, among other things, may restrict Mobilkom's ability to pay dividends or make any other distributions to Mobilkom's shareholders and, under certain circumstances, requires Mobilkom to require its shareholders, including the Company, to make additional capital contributions to Mobilkom. As of December 31, 1996, borrowings of approximately $20.2 million were outstanding under this facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors that May Affect Future Results--Project Level Risks."

COMPETITION. As of December 31, 1996, the Indonesian government had awarded six trunked radio licenses. However, operators under only three of these licenses, including Mobilkom, were providing services as of December 31, 1996. The Indonesian Ministry of Tourism, Post and Telecommunications regulates tariffs and, as a result, competition is limited to marketing and service. The two other existing ECTR operators, PT Jastrinda and PT Maesa, have designed their infrastructures to primarily cover car mounted radio terminals. Mobilkom differentiates itself from these competitors by, among other things, offering portable handsets and the broadest geographic coverage of any of its competitors.

MALAYSIA NATIONAL WLL

     The Company currently holds a 30% interest in STW, a provider of WLL services in Malaysia. STW commenced a pilot program in Northern Malaysia in 1993, and acquired its first commercial subscribers by the end of 1994. In December 1994, based on its success in Northern Malaysia, STW was granted a national license to provide wireless telecommunications services in Malaysia. As of December 31, 1996, STW served approximately 5,200 subscribers.

MARKET OPPORTUNITY. Malaysia is one of the fastest growing countries in the Asia-Pacific region. Malaysia has experienced rapid economic development and significant population growth, as evidenced by real GDP and population growth rates of 9.5% and 2.4%, respectively, for the year ended December 31, 1995. With approximately 14.5 telephone lines per 100 POPs in 1994, rapid growth of businesses and international trade and a large and increasingly affluent population, the Company believes Malaysia has a large unmet demand for communications services.

     In 1995, the Malaysian government announced a national telecommunications plan that includes an objective to increase the country's telephone network from approximately 2.8 million lines in 1994 to 9 million lines by the year 2000. Based on conversations with the Malaysian Economic Planning Unit, STW believes that Telekom Malaysia Berhad ("Telekom"), the national telephone company of Malaysia, will not be able to provide more than 6 million lines by the year 2000, resulting in a shortfall of approximately 3 million lines.


                              Page 18 of 124 pages.

     STW's sales and marketing efforts focus on this anticipated shortfall of approximately 3 million telephone lines, primarily by pursuing opportunities with businesses and housing developments in the growing urban and suburban markets, which the Company believes are not adequately served by Telekom. STW estimates that these markets currently cover more than 15 million POPs and expects further growth in this market segment. In addition, STW is also targeting small- to medium-sized businesses which require additional telephone lines to satisfy their communication needs, including facsimile, data and additional voice lines and which STW believes are not being adequately served by Telekom.

REGULATORY ENVIRONMENT. Prior to 1996, in an effort to meet the goal of 9 million lines by the year 2000, the Malaysian government began to permit private companies to provide wireless communications service. However, in an apparent reversal of its prior policies, in early 1996, the government announced a program designed to consolidate the telecommunications industry in Malaysia into a limited number of telecommunications companies. Pursuant to this program, the government undertook efforts to cause the sale of STW to one of such surviving telecommunications companies. STW resisted these efforts and, in July 1996, the Malaysian government announced that it did not intend to proceed with this consolidation program. However, there can be no assurance that the Malaysian government will not initiate similar programs in the future, or that it will not otherwise impose further restrictions on private or foreign telecommunication providers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors that May Affect Future Results--Project Level Risks--Risks Inherent In Foreign Investment."

     In addition, during the time that the Malaysian government was proceeding with its consolidation program, the government denied STW certain microwave frequencies necessary for linking STW's radio base stations and switches. Also, Telekom denied STW interconnection in certain regions not previously covered by STW, which prevented STW from adding new subscribers in such regions. Since the Malaysian government announced its intention not to proceed with the consolidation program, it has granted STW such microwave frequencies, and Telekom has begun to provide interconnection capability in such regions. STW is also negotiating a new interconnection agreement with Telekom and certain other telecommunications service providers, which it expects to be signed prior to the expiration of STW's existing interconnection agreement with Telekom. See "-- License and Interconnection" below. However, there can be no assurance that the Malaysian government will continue to grant additional microwave frequencies or that Telekom or another telecommunications service provider will not impede interconnection in the future, either of which could have a material adverse effect on STW.

     Moreover, the Malaysian government has continued a number of other restrictive policies, including a moratorium on further licensing of private communications operators, a deferral on equal access (which allows a telephone subscriber of one company to make domestic long-distance and international calls through another telephone company) until 1999 and a limitation on foreign investment in Malaysian telecommunication companies to no more than a 30% equity interest. In addition, the Malaysian government continues to regulate tariffs.

LOCAL STRATEGIC PARTNER. The Company's principal strategic partner in STW is Shubila Holding Sdn Bhd ("Shubila Holding") whose equity interest in STW is 60%. Shubila Holding is controlled by Rosli Bin Man, the former president of Cellular Communications Network Sdn Bhd ("Celcom"), the largest cellular operator in Malaysia. The remaining 10% of STW is owned by Laranda Sdn Bhd ("Laranda"), an entity controlled by certain private individuals, including a former officer of STW.

PROJECT BACKGROUND. The Company began efforts to develop a WLL project in Malaysia in 1993. In 1994, the Company and its local strategic partners acquired STW, provided additional capital and obtained a national telecommunications license. In March 1996, the Company entered into a shareholders' agreement with its partners, which documented the Company's 30% interest in STW.

LICENSE AND INTERCONNECTION. STW's national wireless license was the second such license awarded in Malaysia. STW believes that its license currently allows it to provide a wide variety of communication services, including cellular, WLL and long distance. The license has a term of 20 years and expires in 2014, at which time STW will be required to seek governmental approval to renew the license. The license does not restrict the type of technology STW may use, nor does it contain any requirements regarding construction of the wireless networks. The license allows for an unlimited number


                              Page 19 of 124 pages.

of subscribers. STW has been granted authorization to utilize 6 MHz of spectrum in the 800 MHz frequency band to provide WLL services in various parts of Malaysia and has submitted applications for additional spectrum.

     STW has entered into an interconnect agreement with Telekom that permits STW's wireless systems to be connected to Telekom's national telephone network. Pursuant to this agreement, STW has the right to retain a substantial share of local, long distance and international calling revenues generated by STW's subscribers as well as a portion of the revenues generated by calls originating elsewhere that terminate on STW's network. The interconnect agreement provides for national coverage and expires in August 1997. STW is currently negotiating a successor agreement with Telekom and certain other telecommunications service providers. Although STW believes that such a successor agreement will be executed prior to the expiration of the existing agreement, any failure by STW to obtain a successor agreement would have a material adverse effect on STW. In addition, any successor agreement on terms less favorable to STW than the current agreement could have a material adverse effect on STW. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors that May Affect Future Results--Project Level Risks--Dependence on Other Telecommunications Providers."

EXISTING OPERATIONS AND DEVELOPMENT PLAN. For the year ended December 31, 1996, STW realized revenues of approximately $1.9 million while cash flow from operations generated a net loss of approximately $6.8 million. As of December 31, 1996, STW had approximately 5,200 subscribers, primarily in the states of Penang and Keddah, two growing industrial regions in Malaysia. Due primarily to the attempt by the Malaysian government to consolidate the Malaysian telecommunications industry and the related adverse effects on STW, which, among other things, hindered STW's marketing efforts and delayed network deployment, STW's subscriber base, which had increased from 1,000 at December 31, 1995 to 3,500 at June 30, 1996, declined to 2,200 as of
September 30, 1996.

     In October 1996, in connection with the acquisition of a controlling interest in Shubila by an investor group headed by Rosli Bin Man, the former president of Celcom, STW's senior management team was replaced by a new management team consisting of Rosli Bin Man and certain former members of the management of Celcom. After the appointment of this management team and in part because of the operational delays resulting from the Malaysian government's attempt to consolidate the Malaysian telecommunications industry, the Company and Shubila undertook an extensive review of STW's previous business plan and strategy. This review included an analysis of current market conditions and requirements as well as an evaluation of other wireless technologies. Based upon this review, STW is pursuing one of these recently developed technologies, which it believes will offer increased capacity, functionality and quality of service to its customers. The implementation of such new technology will require the allocation of additional spectrum, and STW has recently submitted a request to the Malaysian government for such allocation. However, there can be no assurance that such spectrum will be allocated to STW or, even if allocated, that STW will be able to implement such new technology successfully.

     As of September 30, 1996 STW had 13 operational cell sites with an additional 12 sites installed and awaiting interconnect. STW has a system capacity of 34,000 subscribers. STW currently uses digital AMPS ("D-AMPS") technology, which is a widely-used cellular standard prevalent throughout much of the U.S. and supported by a number of large equipment suppliers. STW's network equipment and subscriber terminals are currently supplied by Ericsson Telecommunications, Sdn Bhd ("Ericsson"), among other vendors. As of December 31, 1996, STW had approximately 100 full-time employees.

INVESTMENT AND BUDGETED CAPITAL EXPENDITURES. As of December 31, 1996, the Company had expended $23.4 million to acquire its 30% interest in, and to make capital contributions to, STW.

     Pursuant to STW's business plan, STW has budgeted capital expenditures of approximately $ 48.9 million in 1997, primarily to fund the continued buildout of its network. STW has funded a significant portion of its 1996 capital expenditures with borrowings under its existing five-year Malaysian Ringgit 91.0 (approximately $36.0 million as of December 31, 1996) senior credit facility (the "STW Credit Facility"). However, at December 31, 1996, STW had borrowed the full amount available under the STW Credit Facility, and STW will require substantial additional financing to complete its planned capital expenditures, and for other cash needs, There can be no assurance that STW will be able to obtain any such financing, in which case STW would be required to defer or abandon portions of its planned network development, which would have a material adverse effect on STW. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources,"


                              Page 20 of 124 pages.

"--Additional Factors that May Affect Future Results--Project Level Risks--Risk of Modification or Loss of Licenses; Uncertainty as to the Availability, Cost and Terms of Licenses; Restrictions on Licenses" and "--Additional Factors that May Affect Future Results--Project Level Risks--Dependence on Other Telecommunications Providers."

     The STW Credit Facility has been provided by a syndicate of Malaysian banks to finance the construction of STW's network. Pursuant to the terms of the STW Credit Facility, the Company and STW's other shareholders have each executed a "keep well" covenant pursuant to which they have agreed (i) to ensure that STW will remain solvent and be able to meet its financial liabilities when due and
(ii) to ensure that the project is timely completed and to make additional debt and equity investments in STW to meet cost overruns. In addition, Shubila Holding and certain former directors of STW, including a former officer of the Company, have guaranteed amounts payable under the STW Credit Facility. Accordingly, the Company and the other STW shareholders could be jointly and severally liable for amounts payable under the STW Credit Facility in the event of a default by STW. In addition, each shareholder has agreed to subordinate all amounts owing to it by STW to obligations arising under the STW Credit Facility.

     Borrowings under the STW Credit Facility bear interest at a floating rate based on standard reference rates and are secured by substantially all of STW's assets and a pledge of the STW stock held by the Company and STW's other shareholders. In addition, STW has agreed to assign to, and deposit with, the banks all of its cash, arising from sources including revenues, loan drawings and shareholders advances. Under the terms of the STW Credit Facility, the syndicate was granted an option, exercisable upon the occurrence of certain events, to purchase 7.5% of the shares held by IWC and each of the other shareholders of STW at a price under certain circumstances, equal to 50% of the current market value at the time of exercise. The STW Credit Agreement contains certain covenants that, among other things, (i) prohibit STW from paying dividends or making other distributions to its shareholders and from incurring any other indebtedness and (ii) prohibit IWC and the other shareholders of STW from reducing their respective stockholdings in STW without the prior written consent of the lenders. As of December 31, 1996, the STW Credit Facility, which must be repaid in eleven semi-annual installments commencing October 1997, was almost fully drawn.

     STW has a number of trade creditors to whom payments are past due. STW is currently in discussions with these creditors regarding the amount and payment terms for such trade payables and expects this matter to be resolved in an acceptable manner. However, there can be no assurance that this matter will be resolved in a timely manner, or at all, or that STW's failure to resolve this matter in a timely manner may give rise to rights in such creditors, including the right to file an action for the winding up of STW. In addition, the shareholders of STW have in the past and may in the future be required in the future to contribute additional capital to STW in order to address these trade payables. Further, under the "keep well" covenant of the STW Credit Facility, the Company may be deemed liable for the entire amount of such trade payables, which could have a material adverse effect on the Company.

COMPETITION. There are currently four other licenses that permit the deployment of WLL technology in Malaysia. STW's primary competitor is Telekom, which provided service to approximately 2.9 million telephone subscribers as of December 31, 1994. In addition, there are seven cellular providers, including three PCS operators, providing service to approximately 950,000 subscribers. One of these providers, Celcom, recently announced a significant expansion of its WLL operations.

     Because the Malaysian government regulates tariffs, competition is limited to marketing and service. STW seeks to differentiate itself from its competitors by, among other things, its rapid deployment of service, its emphasis on customer service and billing and its focus on businesses and housing developments in the growing urban and suburban markets.

MEXICO REGIONAL ECTR PROJECT

     The Company currently owns a 2.2% equity interest in Mobilkom Mexico, a provider of trunked radio services in Mexico. Mobilcom Mexico holds licenses covering an aggregate of over 4,300 channels in the 400 and 800 MHz frequency bands covering the major cities in Northern and Central Mexico, including Mexico City. Mobilcom Mexico commenced providing commercial service in July 1993 and, as of December 31, 1996, provided service to approximately 28,000 subscribers.


                              Page 21 of 124 pages.

MARKET OPPORTUNITY. Strong government support for privatization and the development of competitive alternatives to Telefonos de Mexico, S.A. de C.V. ("Telmex"), the national telephone company, as well as a need for enhanced telecommunications services, have combined to make Mexico an attractive market for investment in communications services. According to a private Mexican market research group, the demand for new phone lines is projected to increase to 2.2 million by the year 2000, from the approximately 1.6 million in December 1995.

     The Mexican economy has, in the past, experienced periods of substantial instability. Although the Company believes that the Mexican economy has begun to stabilize and that Mexico is still an attractive market for telecommunications services, the devaluation of the Mexican Peso in 1994 resulted not only in a decline in the value of the Company's investment in Mobilcom Mexico, but also significantly delayed the deployment of Mexico Mobilcom's network and operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Inflation; Currency Devaluations and Fluctuations."

     Mobilcom Mexico's sales and marketing efforts currently focus primarily on providing cost-effective local and regional dispatch radio and data transmission services to businesses engaged in manufacturing and distribution. Regional dispatch radio services are expected to be provided by a high-capacity digital microwave network being completed throughout Central and Northern Mexico. Mobilcom Mexico's existing licenses currently cover approximately 65 million POPs.

REGULATORY ENVIRONMENT. Since early 1994, the Mexican government has been deregulating the telecommunications industry in order to improve the quality and expand the coverage of telecommunications services. A new telecommunications law, which became effective in June 1995, outlines the broad rules for the opening of the local and long-distance service markets to competition. The government has stated its intention to increase competition within the telecommunication industries and its desire to attract foreign investment for the purpose of improving Mexico's telecommunications infrastructure. However, in June 1995, the Mexican government enacted legislation limiting foreign investment in telecommunications companies, from which Mobilcom Mexico's current operations are exempt.

LOCAL STRATEGIC PARTNERS. The Company's strategic partners in Mobilcom Mexico include: NEXTEL Communications, Inc. ("NEXTEL"), which currently owns a 38.0% interest in Mobilcom Mexico; Grupo Comunicaciones San Luis S.A. de C.V. ("Grupo"), which currently owns a 21.0% interest in Mobilcom Mexico; Associated SMR, Inc., an international cellular radio operating company; LCC Incorporated, an international wireless engineering and design company; and certain investment companies, including The Carlyle Group. NEXTEL also holds options to acquire up to an additional 29.5% of Mobilcom Mexico on a fully diluted basis (the "Nextel Options").

PROJECT BACKGROUND. Mobilcom Mexico was formed in 1991 by Grupo to pursue mobile trunked radio opportunities in Mexico. At the time of the Company's initial investment in December 1992, Mobilcom Mexico had already obtained licenses to provide trunked radio services covering a substantial number of channels through Central and Northern Mexico. Following such investment, Mobilcom Mexico began providing ECTR services, brought in additional partners and obtained licenses for more channels both from the Mexican government and through the acquisition of other local operators.

     The Company currently holds a 2.2% equity interest in Mobilcom Mexico.   In
January 1997, the Company became a party to a put-call option agreement (the "Put-Call Agreement") among NEXTEL and certain other shareholders of Mobilcom Mexico (the "Other Shareholders"), pursuant to which the Company has the right and the obligation to sell its interest to NEXTEL upon exercise of a put option by the Other Shareholders or a call option by NEXTEL, respectively. The minimum exercise price for such put option and call options is based upon a $150 million valuation for Mobilcom Mexico, subject to adjustment for subsequent capital calls, recapitalizations and the like. NEXTEL's call option will become exercisable in October 1999. The Other Shareholders' put option may, upon the occurrence of certain events, some of which are within the control of the Other Shareholders, become exercisable in October 1997 but will in any event become exercisable in October 1999.

     In March 1997, Mobilcom Mexico announced a capital call to its shareholders. The Company is currently evaluating whether to participate in such capital call. If the Company does not participate in such capital call, its interest in Mobilcom Mexico will be diluted to 1.8%. In addition, if Nextel exercises the Nextel Options in their entirety, the Company's interest in Mobilcom Mexico will be further diluted to 1.3%


                              Page 22 of 124 pages.

LICENSES AND INTERCONNECTION. Mobilcom Mexico's existing licenses, which contain expiration dates ranging from 2000 to 2016, include 1,976 channels in the 400 MHz frequency band covering Central and Northern Mexico, and more than 2,370 channels in the 800 MHz frequency band covering Mexico City and areas in Northeastern Mexico. The licenses do not contain restrictions on the type of technology Mobilcom Mexico may use or on the number of subscribers. Mobilcom Mexico's licenses, however, are subject to certain requirements and restrictions which include build-out requirements and transfer restrictions. In particular, Mobilcom Mexico's licenses generally require that they be held for at least three years before they may be sold or transferred. Mobilcom Mexico has been, and expects to continue to be, in full compliance with its license requirements. Failure to satisfy such requirements, however, could result in a loss of licenses, which could have a material adverse effect on Mobilcom Mexico. Mobilcom Mexico has full interconnection capabilities through Telmex. Mobilcom Mexico currently provides interconnection services to a limited number of its subscribers, but expects to significantly increase subscriber interconnection as it upgrades its network.

EXISTING OPERATIONS AND DEVELOPMENT PLAN. As of December 31, 1996, Mobilcom Mexico had approximately 28,000 subscribers in 25 cities throughout Central and Northern Mexico, including Mexico City. For the fiscal year ended December 31, 1995, Mobilcom Mexico realized revenues of $5.3 million, while cash flow from operations generated a net loss of approximately $22.5 million. For the six months ended June 30, 1996, Mobilcom Mexico experienced an average monthly subscriber churn rate of approximately 2.7%.

     As of December 31, 1996, Mobilcom Mexico had 48 transmitter sites and the system capacity to serve approximately 38,020 subscribers. Mobilcom Mexico is in the process of constructing 7 additional transmitter sites, thereby increasing its total sites to 55 and expanding its network capacity to serve approximately 41,520 subscribers by the end of 1997. Motorola and Nokia technology is being used by Mobilcom Mexico.

     Mobilcom Mexico had a total of 150 employees working full-time throughout Northern and Central Mexico as of December 31, 1996.

INVESTMENT AND BUDGETED CAPITAL EXPENDITURES. As of December 31, 1996, the Company had expended approximately $2.1 million to acquire its 2.2% interest in, and to make capital contributions to, Mobilcom Mexico.

     Mobilcom Mexico has budgeted capital expenditures of approximately
$57.2 million for 1997, primarily for the continued development and expansion of its network. Mobilcom Mexico plans to fund such capital expenditures primarily through financing under credit facilities, anticipated cash flow from operations, as well as capital contributions from shareholders. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors that May Affect Future Results--Project Level Risks."

     Mobilcom Mexico has obtained various financing arrangements to fund the infrastructure equipment being used in the 400 MHz network. The Export Division of the Bank of Finland is providing seven-year debt financing on 85% of the estimated cost of the 400 MHz infrastructure equipment, most of which is being supplied by Nokia. Nacional Financiera ("Nafinsa") is providing the remaining 15% of the estimated cost plus financing of freight, duties and infrastructure installation. These loans are being made through Banco Mexicano, which has established a $32.1 million line of credit for the 400 MHz network. Borrowings under this credit facility bear interest at a floating rate based on LIBOR and mature from 2000 to 2006. Borrowings under this credit facility are secured by equipment purchased with such funds and all of the assets and capital stock of RadioPhone, S.A. de C.V., a wholly owned subsidiary of Mobilcom Mexico, as well as the capital stock of other Mobilkom Mexico subsidiaries that hold the licenses under which Mobilkom Mexico operates. As of December 31, 1996, borrowings of approximately $14.4 million were outstanding under this credit facility. In addition to these bank financings, certain shareholders have made loans to Mobilcom Mexico which in the aggregate equaled approximately $867,000 million as of December 31, 1996.

COMPETITION. Wireless communications services are provided both by cellular and ECTR operators in Mexico. As of June 30, 1996, Mobilcom Mexico was one of the largest ECTR service providers in Mexico with approximately 28% of estimated total number of ECTR subscribers. Mobilcom Mexico has three primary competitors in the wireless communications market in Mexico: Radiocel, an ECTR operator with approximately 20,000 subscribers, as well as Radiomovil Dipsa, S.A. de C.V. (Commercial Telcel) with approximately 400,000 subscribers and Iusacell, S.A. de C.V. with approximately 209,000 subscribers, both of which are cellular communications providers. Mobilcom Mexico seeks to differentiate itself from its competitors by, among other things, offering widespread coverage, a focus on customer service and payment packages tailored to meet customer needs.


                              Page 23 of 124 pages.

NEW ZEALAND NATIONAL ECTR

     The Company provides ECTR services in New Zealand through its wholly owned operating company, TeamTalk. The licenses under which TeamTalk operates its ECTR network cover an aggregate of over 280 channels in the 400 MHz frequency band. TeamTalk commenced operations in 1994 and, as of December 31, 1996 served approximately 5,600 subscribers throughout the North Island of New Zealand, as well as in and around the city of Christchurch on the South Island.

MARKET OPPORTUNITY. The Company believes that, as of December 31, 1996, there were approximately 114,000 mobile radio subscribers in New Zealand, of which approximately 100,000 subscribers used PMR. PMR, however, has limited coverage, generally poor sound quality and a lack of privacy. As a result of these limitations, together with the decision of the New Zealand Ministry of Commerce to reallocate a number of frequencies, there is an ongoing transition in the New Zealand mobile radio market from PMR to trunked radio.

     TeamTalk's sales and marketing efforts focus on a broad range of companies, including trucking fleets and security businesses. TeamTalk believes that it is able to provide smaller companies with a higher level of customer service than Telecom New Zealand, its primary competitor. TeamTalk also believes that the advanced features provided by its ECTR system should appeal to the needs of larger companies. In addition, the Company believes that there is an opportunity in New Zealand for trunked radio services in geographic areas that are not currently covered by existing trunked radio operators. TeamTalk currently has service in the major population centers throughout the North Island of New Zealand as well as in the city of Christchurch on the South Island.

REGULATORY ENVIRONMENT. The New Zealand communications market has been deregulated and is now fully open to private companies to provide wireless communications services.

LOCAL STRATEGIC PARTNER. The Company has entered into a local strategic alliance with BCL, a leading telecommunications engineering and operating company and wholly owned subsidiary of Television New Zealand. BCL provides TeamTalk with access to strategically located transmitter sites, many of which are connected by a nationwide digital microwave and fiber optic network.

PROJECT BACKGROUND. The Company began efforts to develop an ECTR project in New Zealand in 1994. These efforts resulted in the formation of a joint venture with BCL. TeamTalk was incorporated in 1995 and was owned in equal shares by the Company and BCL. Effective April 30, 1996, the Company acquired BCL's 50% interest in TeamTalk for an aggregate price of approximately $3.2 million, which was substantially paid for in July 1996. In connection with this sale, BCL and the Company entered into agreements whereby BCL agreed to, among other things, provide TeamTalk with access to certain BCL cell sites, as well as access to BCL's nationwide digital microwave and fiber optic network. These agreements have terms of 20 years and provide for payments to BCL by TeamTalk.

LICENSE AND INTERCONNECTION. TeamTalk has licenses to provide ECTR service for approximately 280 channels. These licenses, which are renewable, have a term of one year and have no construction requirements or restrictions with respect to tariffs or the type of technology TeamTalk may use.

     In November 1994, the Company and BCL negotiated an arrangement with Telecom New Zealand to provide full interconnection with TeamTalk's ECTR network. In December 1996, this arrangement was superseded by an interconnection agreement entered into directly between TeamTalk and Telecom New Zealand.

EXISTING OPERATIONS AND DEVELOPMENT PLAN.   The TeamTalk network is operational
in the major population centers throughout the North Island of New Zealand, as well as in the city of Christchurch, the largest city on the South Island. TeamTalk began selling its ECTR services in December 1994 and had approximately 2,500 subscribers by December 1995. As of December 31, 1996, the number of TeamTalk's subscribers had grown to approximately 5,600. In 1996, TeamTalk sought and received seek additional licenses allowing it to provide coverage in the major population centers throughout New Zealand, and, as of December 31, 1996, its network had a capacity of approximately 7,000 subscribers. For the fiscal year ended December 31, 1996, TeamTalk realized revenues of approximately $1.2 million, while cash flow from operations generated a net loss of approximately $3.9 million. For the year ended 1996, TeamTalk experienced an average monthly churn rate of approximately 1.3%.


                              Page 24 of 124 pages.

     As of December 31, 1996 TeamTalk had 26 full-time employees. TeamTalk primarily uses Nokia infrastructure equipment.

INVESTMENT AND BUDGETED CAPITAL EXPENDITURES. As of December 31, 1996, the Company had invested approximately $11.6 million in TeamTalk, including the $3.2 million paid by the Company to acquire BCL's 50% interest in TeamTalk in July 1996. Prior to the sale of its interest in TeamTalk to the Company, BCL had invested approximately $4.5 million in TeamTalk. In addition, in connection with the Vanguard Exchange, the Company allocated $1.7 million to Vanguard's 25% ownership interest in TeamTalk, that was obtained by the Company in the Vanguard Exchange.

     TeamTalk currently plans to spend approximately $6.3 million for capital expenditures in 1997. TeamTalk is now actively seeking external debt financing to fund these capital expenditures. If external debt financing is not obtained, the Company anticipates funding TeamTalk's 1997 capital expenditures through shareholder loans, capital contributions or a combination thereof. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors that May Affect Future Results--Project Level Risks."

COMPETITION. Competition exists in the New Zealand telecommunications market. TeamTalk's principal competitor is Fleetlink, a service provided by Telecom New Zealand, which initiated the development of its trunked radio network in 1992. TeamTalk believes that it has several competitive advantages over Fleetlink. These include the use of Nokia ECTR technology, which is newer technology and, consequently, provides a greater variety of features and services to customers than the Tait technology used by Telecom New Zealand. In addition, TeamTalk believes it provides superior customer service and greater flexibility on billing than Fleetlink.

PHILIPPINES REGIONAL ECTR

     The Company owns a 19.0% beneficial interest in UTS, a provider of ECTR services in the Philippines. UTS owns a license covering over 300 channels in the 400 MHz frequency band permitting it to build and operate an ECTR system in the Visayas and Mindanao regions of the country. UTS has applied for authority to expand its service area into metropolitan Manila and other parts of Luzon to make its present regional ECTR network nationwide in coverage. The application has been evaluated on its merits by the National Telecommunications Commission and the principal remaining issue appears to be the availability of frequency. UTS commenced operations in July 1996, and as of December 31, 1996 had approximately 180 subscribers.

MARKET OPPORTUNITY. The Philippines, with a population of approximately 68.6 million people, has experienced economic development and rapid population growth in recent years as evidenced by real GDP and population growth rates of 5.0% and 2.2%, respectively, for the year ended December 31, 1995. With approximately 1.5 telephone lines per 100 POPs in 1994, growth of business and international trade and a large and increasingly affluent population, UTS believes the Philippines has a large, unmet demand for communication services.

     UTS holds a license to operate an ECTR system in eight major cities in Visayas and Mindanao, which have a total population estimated at greater than 27 million. The Company believes that Cebu, in the Visayas region, is one of the fastest growing cities in the Philippines after metropolitan Manila. Davao, in the Mindanao region, is an emerging economic center which has received government infrastructure and development grants. The Company believes that the other key cities covered by UTS' projects, Gen. Santos, Cagayan de Oro, Iligan, Zamboanga, Iloilo and Bacolod, are also expanding.

     UTS' sales and marketing efforts focus on businesses located in the Visayas and Mindanao region, where it believes the need for additional telecommunications services is significantly greater than metropolitan Manila where the majority of the telephone lines in the Philippines are concentrated. In Visayas and Mindanao, the teledensity is much lower than the national average, and is currently estimated by the Company to be approximately 0.7 and
0.3 telephone lines per 100 POPs, respectively. The Company believes that there exist significant opportunities to provide wireless communications services in these regions. UTS plans to target businesses whose operations involve the use of field personnel, field offices, fleets of vehicles, and existing PMR networks. UTS estimates this market segment to cover more than 7,500 businesses with a potential of more than 30,000 subscribers.


                              Page 25 of 124 pages.

REGULATORY ENVIRONMENT. The Philippine government has recently begun deregulating its telecommunications industry. However, the government has continued a number of restrictive policies, including a limitation on foreign investment in Philippine telecommunications companies to no more than a 40% equity interest.

LOCAL STRATEGIC PARTNERS. The Company's strategic partners in UTS are Marsman-Drysdale Corporation ("MDC"), a large Philippine company with interests and operations in agribusiness, food processing, tourism and communications businesses among other businesses, and Filinvest Development Corporation ("FDC"), a large Philippine real estate investment company. George M. Drysdale, a shareholder and former director of the Company, is Vice Chairman of MDC and Chairman of UTS. Both MDC and FDC have extensive experience conducting business in the Philippines and have provided UTS with valuable strategic support.

PROJECT BACKGROUND. In March 1994, the Company in alliance with MDC and FDC agreed to purchase a 49% equity interest in UTS. In September 1995, the Company and its partners exercised an option to purchase an additional 31% of UTS' then outstanding capital stock from another stockholder. The Company subsequently purchased additional interests and subscribed for a capital call in UTS which, upon the completion of certain registration formalities, will bring its ownership interest to 19.0%.

LICENSES AND INTERCONNECTION. UTS has received a legislative franchise and final operating authority to install, operate and maintain an ECTR system in eight cities in Visayas and Mindanao. Up to 320 paired channels in the 400 MHz frequency band are potentially available to the project. UTS recently obtained governmental approval for a new frequency allocation within the 400 MHz frequency band, which new frequency was sought in part because of interference at the frequency originally granted. UTS has been granted authorization to operate its regional ECTR service in Visayas and Mindanao.

     UTS's franchise was renewed in July 1991, and it received final authority to operate its ECTR network in early 1997. The franchise has a term of twenty-five years from the date of renewal. Tariff rates are subject to approval by local regulatory authorities. Interconnection among carriers is mandated by law. UTS has an interconnection agreement with Radio Communications of the Philippines, Inc. ("RCPI") for connection to the land-line telephone system covering certain regions of the Philippines, including Visayas and Mindanao.

     The interconnection agreement is renewable on a year-to-year basis. RCPI is owned by Bayantel, a large privately-held telecommunications company. MDC owns 10% of RCPI. With this interconnection agreement, UTS subscribers can make and receive local, regional and international calls. The revenue sharing arrangement is in accordance with industry norm, providing that revenues are allocated 30% to the originator, 40% to the carrier and 30% to the terminating party. UTS is currently negotiating an agreement with the Philippine Long Distance Telephone Company which, if entered into, would give it full interconnection capabilities throughout the Philippines.

EXISTING OPERATIONS AND DEVELOPMENT PLAN. The first link in the ECTR network, the Cebu-Davao link, was completed in March 1996. The next link, the Cebu-Cagayan de Oro link, was completed in July 1996. UTS has recently begun marketing to potential subscribers. UTS plans to offer cellular-type calling, dispatch radio, private long distance, and data transmission service from mobile and fixed sites.

     UTS has signed equipment supply and service contracts with Nokia with a total equipment and service price in excess of $3.0 million.

INVESTMENT AND BUDGETED CAPITAL EXPENDITURES. As of December 31, 1996, the Company had expended approximately $2.0 million to acquire its 19% interest in, and to make capital contributions to, UTS. UTS has budgeted capital expenditures of $4.3 million in 1997, primarily for infrastructure equipment. UTS has entered into a credit facility with the Land Bank of the Philippines to partially fund the cost of the ECTR network. Additional financing is expected to be provided by equipment vendors or UTS shareholders. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors that May Affect Future Results--Project Level Risks."

COMPETITION. Wireless communications services are provided by cellular and public trunked radio operators. As of December 31, 1996, there were five companies providing cellular service in the Philippines. As of December 31, 1996, the estimated total cellular subscriber base was almost one million. Cellular service is very popular and enjoys a high


                              Page 26 of 124 pages.

level of public awareness in the Philippines. Price competition between existing operators is intense, however. Although most cellular operators offer nationwide service, their coverage is limited to urban areas.

     As of September 30, 1996, there were eight companies providing ECTR services, most of which compete in the metropolitan Manila market. The ECTR business was introduced in the Philippines in 1990 and, as of June 30, 1996, there were approximately 18,800 subscribers, mostly in the Manila area.


                              Page 27 of 124 pages.

III. DEVELOPMENTAL STAGE PROJECTS

     As of December 31, 1996, the Company had direct or indirect interests in the following five developmental stage projects. Except as to the information referred to in footnote (2) of the following table, the information set forth below is as of December 31, 1996, and is qualified by reference to and should be read in conjunction with the more complete descriptions of the developmental stage projects set forth below.


                                                                                                       EQUITY
                                                                                        POPS            POPS
                                                                                     COVERED BY      COVERED BY
DEVELOPMENTAL                                                           EQUITY        LICENSES        LICENSES
STAGE PROJECT                      LOCATION       TYPE OF PROJECT     INTEREST(1)   (MILLIONS)(2)   (MILLIONS)(2)
-------------                      --------       ---------------     -----------   -------------   -------------
Mexico National WLL                Mexico         National WLL           40.0%(3)       94.8           37.9(3)
Mobilcom (Private) Limited         Pakistan       National ECTR          90.0%(4)      130.1          117.1(4)
  ("Mobilcom Pakistan")
PeruTel S.A. ("PeruTel")           Peru           Regional ECTR          98.7%           9.2            9.0
Promociones Telefonicas S.A.       Peru           National Paging        66.0%          23.8           15.7
  ("Protelsa")
Taiwan Mobile Communications       Taiwan         National ECTR          20.0%          21.3            4.3
  Corporation ("TMCC")




-----------

(1) The developmental stage projects are generally subject to ongoing negotiations, compliance with local law, receipt of necessary governmental licenses and approvals and receipt of necessary corporate and other third party approvals. Accordingly, the Company's proposed participation in the developmental stage projects, as well as the nature and scope of the projects themselves, are subject to change. Likewise, there can be no assurance that necessary licenses and other approvals or financing will be received for these developmental stage projects, and the Company otherwise may elect not to pursue one or more of these developmental stage projects.

(2) Based on the Company's estimate of the 1995 population covered by the operating license(s) of each project and on DRI/McGraw-Hill World Markets Executive Overview, Second Quarter 1996.

(3) Represents the Company's proposed equity interest in this developmental stage project, which, under the terms of a memorandum of understanding ("MOU") with the Company's local partner, may be increased to 49.0%.

(4) Reflects the anticipated sale of a 10.0% interest in this developmental stage project to the Company's local partner.


     UNLESS OTHERWISE INDICATED, INFORMATION SET FORTH BELOW REGARDING POPULATION AND POPs, POPULATION GROWTH, GDP PER CAPITA, AND GDP GROWTH IS FROM 1995; DATA REGARDING POPs COVERED BY LICENSES IS BASED ON POPs DATA FROM 1995 AND LICENSES HELD AS OF DECEMBER 31, 1996; AND DATA REGARDING TELEPHONE LINES PER 100 POPs AND THE WAITING TIME FOR INSTALLATION OF LAND-LINE TELEPHONES IS FROM 1994. SUCH DATA HAS BEEN TAKEN FROM THE SOURCES INDICATED ABOVE UNDER "--BACKGROUND--DEMAND FOR COMMUNICATIONS SERVICES IN DEVELOPING COUNTRIES."

     As indicated below, the terms of the Company's proposed investment in the developmental stage projects, including the percentage interest to be received by the Company, are under negotiation and are typically provided for in MOUs rather than definitive agreements and are typically subject to compliance with local law and receipt of necessary licenses and approvals. There can be no assurances that such licenses and approvals will be received. The Company's anticipated investment and interest in these projects, as well as the scope of the projects themselves, may change and the


                              Page 28 of 124 pages.

Company may elect not to pursue one or more of the developmental stage projects described below. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors that May Affect Future Results--Project Level Risks--Early Stage of Development of Wireless Projects."

MEXICO WLL

BACKGROUND. In March 1996, a local company was incorporated in Mexico City by a prominent Mexican industrial group to provide telecommunications services in Mexico. In May 1996, another local company was incorporated by such industrial group to pursue a WLL business. This latter company expects to receive a national WLL license within the next several months and has developed a preliminary business plan and secured initial staffing.

     The Company executed an MOU with an individual member of such industrial group in June 1996 which gives the Company the option to purchase a 40% ownership interest in each of the two local companies described above. The anticipated investment by the Company in the two local companies described above, in the event the Company exercises its options, would be an aggregate of approximately $18.5 million. The MOU also contemplates that one or more strategic partners may be invited to purchase equity interests in the local companies.

     In the event the Company and its local partner elect to proceed with the investments described above, the local companies are expected to be organized and managed on a coordinated basis, with each supporting the operations of the other. The Company anticipates entering into a shareholders agreement with its local partner providing, among other things, that each shareholder will provide its proportionate share of all financing and all guarantees required for capital equipment and operating expenses of each of the local companies and make its proportional share of any and all capital contributions required by each such company's approved business plan. In addition, each of the Company and its local partner is expected to enter into a service agreement with the local company formed to pursue the WLL business, pursuant to which it would provide engineering, technical, marketing and management support to such company.

PAKISTAN NATIONAL ECTR

BACKGROUND. Pakistan has a population of approximately 130.1 million people and is one of the most populous countries in the world. The Company believes that there exists substantial unmet demand for telephone services, as evidenced by only 1.6 telephone lines in Pakistan per 100 POPs in 1994. Pakistan's real GDP grew at a rate of approximately 4.5% during the year ended December 31, 1995. Political unrest, which has inhibited foreign investment in Pakistan in the past, has generally abated.

THE PROJECT. In December 1995, the Company formed Mobilcom Pakistan. The Company presently owns 100% of Mobilcom Pakistan, but expects that a 10.0% interest will be acquired by its local partner, Habib Rafiq International (Private) Limited ("Habib"). Habib is a major conglomerate in Pakistan with interests in construction and other industries in addition to telecommunications. In connection with the Vanguard Exchange, the Company allocated $5.4 million to Vanguard's right to participate Mobilcom Pakistan, which rights were obtained by the Company in the Vanguard Exchange.

     In 1995, Mobilcom Pakistan was issued a national trunked radio license with an initial term of 15 years. Various frequency bands were made available by the Pakistan government for trunked radio operators. Mobilcom Pakistan elected an allocation in the 800 MHz band and is currently awaiting government confirmation of this frequency grant. The Company has recently undertaken a review of whether or not an economically viable ECTR project can be implemented in Pakistan given the high level of local import duties and taxation and the relatively low per capita income. Under consideration are a selection of technologies, network configurations and marketing focuses. The Company is also monitoring the progress of economic changes currently being implemented by the government of Pakistan, including the reduction of government-imposed duties and other tax schemes. The Company believes that these types of economic changes will have a favorable impact on its assessment of the financial viability of an ECTR project in Pakistan.

     It is currently anticipated that Mobilcom Pakistan's business plan will involve the building of regional networks initially covering the major population centers of Karachi, Lahore and Islamabad and later, the traffic corridors


                              Page 29 of 124 pages.

connecting these cities. Though a number of other trunked radio licenses have been granted, the Company believes that other operators will provide only local dispatch service and this will not effectively compete with the service under consideration by Mobilcom Pakistan.

PERU REGIONAL ECTR

BACKGROUND. Peru has a population of 23.8 million. Peru's 1995 GDP per capita was $2,640 and real GDP grew at a rate of approximately 6.6% during the year ended December 31, 1995. The Company believes Peru also has one of the least developed telephone networks in Latin America, with only 3.3 telephone lines per 100 POPs and a waiting time for installation of approximately 4.3 years in 1994. The Company estimates that approximately half of Peru's telephone lines are located in Lima, representing a penetration rate in the city of approximately 5% and a penetration rate in the remainder of the country of less than 1%. The main providers of telecommunications services in Peru are currently Telefonica de Peru, the national telephone company that following privatization in 1994 is now majority owned by Telefonica de Espana; and Tele2OOO, a provider of cellular services in Lima, originally owned by the Delgado Parker Group, 58.7% of which was recently acquired by Bell South for approximately $112 million.

     The deregulation of the telecommunications industry in Peru, other than the removal of restrictions on foreign ownership, includes the offering of spectrum grants to private enterprises and the reduction of import duties on telecommunications equipment from a 1990 level of 66% to a current level averaging approximately 16.5%.

THE PROJECT. In May 1995 PeruTel S.A. ("PeruTel") was incorporated in Lima, Peru to apply for ECTR licenses in Peru. The Company currently owns a 98.7% interest in PeruTel, with the remainder owned by Marmaud S.A. ("Marmaud"), a Peruvian telecommunications engineering company that is the Company's partner in its Peru National Paging developmental stage project. OSIPTEL, the Peruvian telecommunications regulatory authority, has awarded PeruTel an aggregate of 117 trunking channels throughout Peru, with 37 of such channels in Lima and the remaining 80 channels in seven other smaller cities in Peru. The government has also reserved an additional 453 channels for grant to PeruTel if it achieves certain subscriber and traffic levels. If all of these additional channels are granted to PeruTel, such grants will increase the number of channels held by PeruTel to 90 in Lima and an aggregate of 480 in the other seven cities in Peru.

     As part of its license application, PeruTel prepared and submitted a network design to the Ministry of Telecommunications. Currently, PeruTel is awaiting receipt of the proposed tariff agreement from the Ministry of Telecommunications and, once finalized, it will then have 12 months to commence construction of its network.

     The Company has invested approximately $200,000 in connection with the establishment of PeruTel to date. The amount of the Company's future investments in PeruTel is dependent upon the technology selected for PeruTel's trunking network, and the selection of such technology is dependent upon market conditions and the ability to obtain additional channels for network expansion in the future. Although the Company is currently evaluating the market conditions and available technologies, the Company anticipates that an additional investment of approximately $15 to $20 million will be required in order for PeruTel to meet its business plan. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Additional Factors that May Affect Future Results--Project Level Risks."

PERU NATIONAL PAGING

BACKGROUND. Peru has a population of 23.8 million, and, as more fully described above, with 3.3 telephone lines per 100 POPs and a waiting time for telephone installation of approximately 4.3 years in 1994, the Company believes there exists significant unmet demand for telecommunications services in Peru.

THE PROJECT. In December 1996, the Company acquired a 66.0% equity interest in Protelsa, a company that holds a national paging license in Peru, from Marmaud for a purchase price of $1.6 million. The Company's interest in Protelsa is held through a wholly owned Bermudan subsidiary, and the remaining 34.0% of Protelsa is held by Marmaud.

     Protelsa holds a national paging license for Peru and has recently begun construction of its paging network. Protelsa currently anticipates that it will commence providing paging services in Lima during the second half of 1997,


                              Page 30 of 124 pages.

with coverage in seven other cities in Peru to follow later in 1997 and 1998. Protelsa has budgeted capital expenditures of $1.8 million for 1997, which it expects to fund through capital contributions and vendor financing.

TAIWAN NATIONAL ECTR

BACKGROUND. Taiwan has a population of approximately 21.3 million people, of which approximately seven million live in and around the capital of Taipei. Taiwan's 1995 GDP per capita of approximately $12,485 was one of the highest in Southeast Asia. Until recently, the telecommunications industry in Taiwan was highly restricted, with only the state-owned telephone company providing mobile communications of any form. In 1994, there were less than 40 telephone lines per 100 POPs. In early 1996, the government of Taiwan announced that it would open up the country's telecommunications sector to private enterprises.

THE PROJECT. The Company and the proposed shareholders of a Taiwanese company to be called TMCC have agreed to file joint applications for a number of mobile voice and data licenses to provide national coverage of Taiwan. This project was organized by Jason Wu and Central Investment Holding, Inc., both of whom are existing shareholders of the Company, and certain other potential investors in TMCC. Selection of the successful applicants by the government will not be done on the basis of an auction, but rather based on the quality of the application, the expertise demonstrated in the application and other factors. License applications have been submitted, and license awards are expected to be announced during the first half of 1997.

     To date, the Company has funded $3.0 million to the project as a license deposit to support the license applications. If such licenses are granted, through a combination of direct and indirect ownership and revenue sharing agreements, such deposit will be converted into a 20% economic interest in the joint venture. The Company believes that, on the basis of its experience in providing ECTR services and the quality of its local partners, it is well positioned to receive one or more of the licenses for which it will apply, although no assurance can be given that any such licenses will be awarded. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors that May Affect Future Results--Project Level Risks--Risk of Modification or Loss of Licenses; Uncertainty as to the Availability, Cost and Terms of Licenses; Restrictions on Licenses."

IV.  COMPETITION

     Because the implementation of wireless technologies is at a early stage of development in many developing countries, the Company believes there are significant opportunities to form, develop and operate companies that deploy these technologies. The Company believes its business will become increasingly competitive, particularly as businesses and foreign governments realize the market potential of wireless technologies. A number of large American, Japanese and European companies, including RBOCs and major international carriers, are actively engaged in programs to develop and commercialize wireless technologies in developing countries. Most of these companies have substantially greater financial and other resources, research and development staffs and technical and marketing capabilities than the Company. The Company's operating companies and developmental stage projects will frequently compete against traditional land-line companies (i.e. local telephone companies), cellular telephone companies and direct competitors using the same wireless technologies as the operating companies. The Company's competitive strategy depends on the service offered and the competitor. For example, the Company's strategy is for its ECTR operating companies to compete against cellular telephone service providers by offering greater functionality at lower cost, particularly for business users, to compete against traditional land-line carriers by offering better service, faster deployment and lower construction costs and to compete against direct competitors, including those formed by large American, Japanese and European companies, by relying on local partners to obtain operating licenses and provide access to existing telecommunications asset bases. There will, however, be increasing competition for licenses; and there will be increased competition once licenses are obtained from both other wireless operators and, in some cases, from government-owned telephone companies. Although the Company intends to employ new technologies, there will be a continuing competitive threat that even newer technologies will render the wireless systems employed by certain operating companies obsolete. There is no assurance that any of the Company's operating companies or developmental stage projects will compete successfully in the marketplace. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors that May Affect Future Results--Project Level Risks--Competition."


                              Page 31 of 124 pages.

V.   TECHNOLOGY

CELLULAR TELEPHONE

     Cellular telephone was first commercially introduced in Sweden in 1976. Commercial introduction in the United States occurred in 1983. Cellular services are now broadly available in developed countries and are available or being introduced in most developing countries around the world.

     The principle of cellular telephone service is coverage of the target market with a number of overlapping "cells" each centered on a low tower or cell site. In its simplest configuration, a cellular telephone system consists of a series of cell sites, each with a cellular tower. Cell sites are linked to a mobile telephone switching office, which consists of a central computer which controls the network, and a switch to route calls between cells and the public switched telephone network.

     Currently, most cellular systems use analog technologies such as AMPS (U.S. standard), TACS (UK/European standard) or NMT (European standard). In some high density markets analog systems are reaching their capacity limits and are being supplemented with new digital technologies that offer greater capacity than analog systems.

     Several digital cellular technologies have been developed in the last three to five years. D-AMPS has been introduced as an upgrade for operators of existing AMPS systems. D-AMPS nominally provides three times the capacity of analog systems and is now a mature and well proven technology. In Europe, the Global System for Mobile Communication ("GSM") standard has been developed and is widely available throughout Europe and Asia. GSM provides approximately two to three times the capacity of analog systems and has the additional benefit of international roaming due to its broad availability and system compatibility. Another new digital technology, Code Division Multiple Access ("CDMA"), is being introduced in the U.S. and several other major countries. CDMA provides the highest capacity of any digital cellular technology at this point, with six to ten times analog system capacity in a mobile environment. Its first commercial deployment in Hong Kong has been successful, and it is now being planned for deployment in Personal Communications Services ("PCS") networks in the United States and elsewhere.

     Despite the introduction of these digital technologies, analog networks continue to dominate markets in most countries. For example, even after the introduction of GSM services in Scandinavia, the NMT analog service continues to experience significant growth, partly due to its superior coverage outside of the major cities in the region. Two new enhancements, NMT 450-I and NMT 900-I, provide NMT networks with GSM-like functionality, including calling number display, short message service, voice mail indicator and real-time clock. In addition, a common GSM/NMT number facility is now available.

     Spectrum for cellular is usually allocated in the 400 MHz, 800 MHz or 900 MHz frequency bands, depending on the country and the standard used. In many countries, spectrum is also being made available in the 1.8 and 1.9 GHz "PCN" and PCS bands. PCS is essentially a variant of cellular telephone operating in different frequency ranges, but providing similar services. In the U.S. market, PCS is being targeted mainly towards the residential and individual subscriber markets, where it competes not only with cellular but with existing wireline telephone services. In developing countries, the availability of PCS spectrum provides opportunities for operators to address both the mobile and fixed telephone markets.

 WIRELESS LOCAL LOOP

     WLL refers to a group of technologies designed to provide customer access to the public switched telephone network using wireless radio technologies rather than traditional wire or fiber optic lines.

     A WLL system typically consists of a number of radio base stations (similar to cell sites used for cellular telephone) covering the target market area, a switching center, and fixed subscriber terminals on the subscriber's premises. On the fixed subscriber terminal a standard telephone jack allows connection to standard telephone equipment. In some systems portable handsets are available, providing the added value of wide-area cordless telephone service to the subscriber.


                              Page 32 of 124 pages.

     The Company believes that WLL is an attractive technology for the rapid expansion of telephone facilities in developing countries. The use of digital technology provides substantially greater capacity than analog alternatives which the Company believes results in WLL being a cost-effective communications solution.

     Several types of technology can be used to provide WLL. These include
(i) cellular telephone technologies such as CDMA, D-AMPS or GSM which are suitable for providing WLL, wide-area cordless and combined WLL/PCS services,
(ii) "PSTN Transparent" technologies, designed specifically for WLL applications, which provide a direct replacement to the traditional wireline (cable based) local loop in a manner which is completely transparent to the user, and (iii) new digital cordless technologies such as Digital European Cordless Telephone (DECT) and the Japanese Personal HandiPhone System (PHP/PHS).

 ENHANCED CAPACITY TRUNKED RADIO

     ECTR refers to a group of technologies designed to provide a combination of cellular telephone, specialized mobile radio ("SMR") dispatch services, paging services, data services, wide-area subscriber roaming and fixed site services
(WLL) all on a single system. Typically known as "Business Cellular," or "Business Communications Services," the technology was developed in Europe in the early 1980's as an outgrowth of previously developed cellular telephone and trunked radio technology. Trunked radio was developed in the U.S. in the early 1970's to allow users of traditional single channel, PMR systems to share channels in a dynamic manner, thereby increasing system capacity and reducing competition for channels among users. Trunked radio has been traditionally used for dispatching trucks, taxis, and other fleet vehicles.

     In creating ECTR, a group of leading manufacturers (including Nokia, Motorola and Phillips) combined existing cellular telephone and trunked radio technologies and incorporated new features to optimize the technology for business users. The resulting "MPT 1327" technology is now one of the leading trunked radio technologies in the world in terms of number of countries in which it is deployed. Most countries in Western Europe now have commercial MPT 1327 systems, as do many countries in Eastern Europe, Asia and Latin America.

     MPT 1327 is a combination of analog (traffic channels) and digital (control channels) technology. An MPT 1327 system user can (i) make cellular calls on terminals similar in size to GSM cellular telephone terminals, (ii) dispatch vehicles and control field personnel, (iii) transmit data to fax machines and mobile and fixed site computers, (iv) page users and provide short messages on the terminal display, (v) connect out-of-office employees into office PABXs to provide the functionality of the office PABX away from the office, and
(vi) provide primary or second line service to fixed sites (wireless local loop). The Company believes that MPT 1327 ECTR technology provides these capabilities at a lower cost per subscriber than cellular telephone in most applications.

     An added advantage of MPT 1327 ECTR is its ability to operate in numerous frequency bands. The Company has found that this frequency flexibility makes it easier to obtain frequency allocations to establish ECTR operations in developing countries. Also, as MPT 1327 supports cellular calling services, the Company has been able to obtain substantial blocks of ECTR frequency in its project countries, and provide business cellular service, without paying the high license fees typically paid for cellular licenses.

     ECTR technologies continue to develop and evolve. The Company continually evaluates these developments and adapts them as appropriate.

 PAGING

     Paging is a well-established technology, with service widely available in most developed and developing countries. A paging system typically consists of a number of transmitter sites, connected to a central messaging center. The messaging center receives incoming messages from the public telephone network and prepares batches of messages for transmission to subscribers.

     Paging systems are normally based on industry standard transmission protocols, the most common being POCSAG 512. Newer systems such as POCSAG 1200 and Motorola "Flex" provide higher capacity by using higher transmission speeds.


                              Page 33 of 124 pages.

     Two way paging systems are now available, allowing message acknowledgment responses and short data messages to be sent back by the paging subscriber. These systems normally require multiple receiver sites in the network to ensure reliable reception of low power transmissions from pagers. Depending on the technology used, existing paging systems can be upgraded to incorporate this capability.

     As paging networks are essentially broadcast messaging systems additional applications can also be supported by the existing infrastructure, such as news retrieval, stock market quotes and weather forecasts. In developing countries where telephone penetration is low, paging often provides an affordable alternative to public telephone service. The high penetration rates of paging in China and Hong Kong are indicative of this phenomenon. When used in conjunction with public voice mail services (which are often provided by paging operators), a "virtual telephone" service can be provided.

VI.  EMPLOYEES

     As of December 31, 1996, the Company had 32 employees, including four local country managers. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are good.

VII. INCORPORATION HISTORY

     IWC was incorporated in Delaware in January 1992. In July 1996, International Wireless Communications Holdings, Inc. ("IWC Holdings") was formed as a holding company with no business operations of its own. In August 1996, through a merger transaction, IWC became a wholly owned subsidiary of IWC Holdings, and each outstanding share of the capital stock of IWC was exchanged for 40 shares of the same class and series of the capital stock of IWC Holdings (the "IWC Reorganization").

ITEM 2.   PROPERTIES

     The Company leases approximately 8,600 square feet of space in a facility located in San Mateo, California. The lease provides for current annual rent, including expenses, of approximately $219,000 per year. Lease payments are subject to adjustment in the event of increases in property taxes and other events.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any litigation at the present time.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1996.


                              Page 24 of 124 pages.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

I.   TRADING MARKET.

     There is no established trading market for the Registrant's capital stock. As of December 31, 1996, there were 636,720 shares of the Registrant's Common Stock outstanding held of record by six stockholders, and 16,906,400 shares of the Registrant's Preferred Stock outstanding held of record by 54 stockholders. The Registrant's outstanding shares of Preferred Stock consisted of 933,200 shares of Series A Preferred Stock, 1,229,240 shares of Series B Preferred Stock, 1,762,280 shares of Series C Preferred Stock, 3,652,960 shares of Series D Preferred Stock, 3,972,240 shares of Series E Preferred Stock and 5,356,480 shares of Series F Preferred Stock.

II.  RECENT SALES OF UNREGISTERED SECURITIES.

     In August 1996, in connection with the IWC Reorganization, the Registrant issued an aggregate of 348,960 shares of Common Stock, 1,200,000 shares of Series A Preferred Stock, 1,229,240 shares of Series B Preferred Stock, 1,762,280 shares of Series C Preferred Stock, 3,652,960 shares of Series D Preferred Stock, 3,972,240 shares of Series E Preferred Stock and 5,356,480 shares of Series F Preferred Stock to the then existing stockholders of IWC in exchange for all of the then outstanding shares of capital stock of IWC. See
"Item 1. Business--Incorporation History."   In connection with the IWC
Reorganization, the Registrant also issued options to purchase an aggregate of 1,922,960 shares of Common Stock of the Registrant at exercise prices ranging from $0.25 per share to $9.38 per share under the Registrant's Stock Plan (as defined below under "Item 11. Executive Compensation--1996 Stock Option/Stock Issuance Plan") in exchange for then outstanding options to purchase an aggregate of 48,598 shares of the Common Stock of IWC.

     In August 1996, the Registrant issued 266,800 shares of Common Stock to a stockholder of the Registrant upon the voluntary conversion by such stockholder of 266,800 shares of the Series A Preferred Stock of the Registrant then held by such stockholder.

     In August 1996, the Company issued 196,720 units, each consisting of a $1,000 principal amount 14% Senior Secured Discount Note due 2001 (an "Old Note" and, collectively, the "Old Notes") and one warrant to purchase 11.638 shares of Common Stock (a "Warrant" and, collectively, the "Warrants") for total gross proceeds of $100 million (the "Debt Offering").

     The Old Notes were subsequently exchanged for registered notes (the "Exchange Notes") that are substantially identical (including principal amount, interest rate, maturity, exchange and ranking) to the Old Notes in November
1996.   The Old Notes and the Exchange Notes are hereinafter collectively referred to as the "Notes."  See also "Item 13. Certain Relationships and
Related Transactions--The Debt Offering."   If the Registrant does not complete
a public offering of shares of its Common Stock in which the Registrant raises at least $50 million in net cash proceeds on or before May 15, 1997, the number of shares issuable upon exercise of each Warrant shall increase from 11.638 to
14.283. On March 27, 1997, the Board of Directors of the Registrant determined, based upon discussion with prospective underwriters, that it was unlikely that the Registrant will complete such an offering on or before May 15, 1997. The terms of the Warrants, the Old Notes and the Exchange Notes are incorporated herein by reference to the Registrant's Final Prospectus filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on November 21, 1996 (Reg. No. 333-11987).

     In November 1996, the Registrant issued options to purchase 20,000 shares of Common Stock at an exercise price of $9.38 per share to an individual employee of IWC under the Stock Plan; and in December 1996, the Registrant issued options to purchase an aggregate of 60,000 shares of Common Stock at an exercise price of $9.38 per share to two employees of IWC under the Stock Plan. Also in December 1996, the Registrant issued and sold 20,960 shares of Common Stock to a former director of the Company for an aggregate purchase price of $5,240 upon exercise of a then outstanding option to purchase such shares held by such director.


                              Page 35 of 124 pages.

     Since December 31, 1996, the Registrant has issued options to purchase an aggregate of 425,282 shares of Common Stock at an exercise price of $9.38 per share to various service providers of the Company.

III. DIVIDENDS

     The Registrant has never paid cash dividends on its capital stock. The Registrant currently intends to retain its available funds from earnings for future growth and, therefore, does not anticipate paying any cash dividends on its capital stock in the foreseeable future. In addition, the indenture agreement governing the Notes (the "Indenture") prohibits the Registrant from paying dividends while the Notes are outstanding.


                              Page 36 of 124 pages.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected consolidated balance sheet and statement of operations data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated selected financial data as of and for the years ended December 31, 1993, 1994, 1995 and 1996 are derived from, and qualified by reference to, such financial statements, which have been audited by KPMG Peat Marwick LLP, independent public accountants, whose report indicated a reliance on other auditors relative to certain amounts relating to the Company's investment in RHP as of and for the years ended December 31, 1995 and 1996. The independent auditors' report as of and for the years ended December 31, 1995 and 1996 are included elsewhere in this Annual Report on Form 10-K. The consolidated selected financial data as of and for the year ended December 31, 1992 were derived from financial statements which have been audited by other auditors. The predecessor to the Registrant was incorporated in January 1992.

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                     ------------------------
                                                                   1992         1993           1994           1995         1996
                                                                   ----         ----           ----           ----         ----
                                                                                          (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Operating revenue. . . . . . . . . . . . . . . . . . . . . . . .$     --     $     --       $     --       $     --      $    869
Cost of revenue. . . . . . . . . . . . . . . . . . . . . . . . .      --           --             --             --         1,948
                                                                --------     --------       --------       --------      --------
                                                                      --           --             --             --        (1,079)
Operating expenses:
  Selling, general and administrative expenses . . . . . . . . .     169          809          2,481          6,365        17,333
  Equity in losses of affiliates . . . . . . . . . . . . . . . .      --           --             --          3,756        11,783
  Minority interest in losses of consolidated subsidiaries . . .      --           --             --             --          (275)
                                                                --------     --------       --------       --------      --------

     Loss from operations. . . . . . . . . . . . . . . . . . . .    (169)        (809)        (2,481)       (10,121)      (29,920)
Other income (expense):
  Interest income. . . . . . . . . . . . . . . . . . . . . . . .       5            2            106            232         1,823
  Interest expense . . . . . . . . . . . . . . . . . . . . . . .      --          (33)          (115)        (1,354)       (6,790)
  Other expenses . . . . . . . . . . . . . . . . . . . . . . . .      --           (1)           (13)           (28)       (1,021)
                                                                --------     --------       --------       --------      --------

     Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .   $(164)       $(841)       $(2,503)      $(11,271)     $(35,908)
                                                                --------     --------       --------       --------      --------
                                                                --------     --------       --------       --------      --------


                                                                                           DECEMBER 31,
                                                                                           ------------
                                                                   1992         1993           1994           1995         1996
                                                                   ----         ----           ----           ----         ----
                                                                                          (IN THOUSANDS)
                                                                                          --------------
BALANCE SHEET DATA:
Total current assets . . . . . . . . . . . . . . . . . . . . . .   $   4       $  701        $12,580       $ 26,851      $ 54,408
Property and equipment, net. . . . . . . . . . . . . . . . . . .      10           15             88          4,269        18,426
Investments in affiliates. . . . . . . . . . . . . . . . . . . .     322        1,723          5,427         52,280        68,394
Telecommunication licenses and other intangibles, net. . . . . .      --           --             --         12,186        18,484
License deposit. . . . . . . . . . . . . . . . . . . . . . . . .      --           --             --             --         3,042
Debt issuance costs, net . . . . . . . . . . . . . . . . . . . .      --           --             --             --         6,431
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .     200          201            329             57           173
                                                                --------     --------       --------       --------      --------

Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 536       $2,640        $18,424        $95,643      $169,358
                                                                --------     --------       --------       --------      --------
                                                                --------     --------       --------       --------      --------


Total current liabilities. . . . . . . . . . . . . . . . . . . .   $  50       $2,215        $ 2,000        $11,557      $  7,313
Long-term debt, net. . . . . . . . . . . . . . . . . . . . . . .      --           --             --             --        75,466
Minority interests in consolidated subsidiaries. . . . . . . . .      --           --             --             --         5,685
Redeemable convertible preferred stock . . . . . . . . . . . . .      --           --         19,578         98,845       103,021
Total stockholders' equity (deficit) . . . . . . . . . . . . . .     486          425         (3,154)       (14,759)      (22,127)
                                                                --------     --------       --------       --------      --------

Total liabilities, minority interest, redeemable convertible
  preferred stock and stockholders' equity (deficit) . . . . . .   $ 536       $2,640        $18,424        $95,643      $169,358
                                                                --------     --------       --------       --------      --------
                                                                --------     --------       --------       --------      --------


                              Page 37 of 124 pages.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA" AND THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED HEREIN. FACTORS THAT COULD CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW UNDER "--ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

INTRODUCTION

     The Company owns and operates wireless communications projects in various developing countries, primarily in Asia and Latin America. The Company owns interests in nine operating companies located in Brazil, China, India, Indonesia, Malaysia, Mexico, New Zealand and the Philippines. These companies offer a variety of wireless communications services including cellular telephone, WLL, ECTR and paging. As of December 31, 1996, all of these projects had commercial operations. In addition, the Company currently has a number of developmental stage projects in these and other countries. The Company has minority ownership positions in many of its operating companies and developmental stage projects, largely due to restrictions on the level of foreign ownership under local law and, in some cases, to historical limitations on the Company's access to capital.

     As the projects in which the Company generally invests are in their early stages, these projects typically have neither cash flow nor revenue to support operating costs, working capital and capital expenditures. In addition, to the extent that such projects generate positive cash flow, the continuing capital investment required to satisfy the growth requirements often encountered in such wireless communications companies, as well as increasing operating expenses and working capital requirements, typically results in little or no excess funds being available for distribution to stockholders. As a result, the Company does not expect its operating companies or developmental stage projects to pay any cash dividends or other cash distributions for the foreseeable future. In addition, certain debt financings at the operating company level restrict the distribution of dividends from such company while the loan is outstanding. Therefore, the ability of the Company to meet its operating expenses, other cash needs and to make additional investments will be dependent upon its ability to raise funds at the Company and/or operating company level through debt financings, the sale of equity securities or the liquidation of its investments. There can be no assurances that funds will be available from any of these sources.

     The Company has reported net losses for each fiscal year since the date of its organization. As the Company continues to make investments accounted for under the equity method or on a consolidated basis, these losses can be expected to increase significantly.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1995 AND 1996

     The Company's net loss increased from $11.3 million in 1995 to $35.9 million in 1996, an increase of 219%. This increase was due primarily to higher selling, general and administrative expenses, an increase in equity in losses of affiliates, including the amortization of telecommunication licenses, and an increase in interest expense, as more fully described below. The Company anticipates that its net loss will continue to increase as its operating companies and developmental stage projects continue to grow and expand their operations in the foreseeable future.

     The Company recorded no operating revenues and cost of revenues in 1995 as compared to $869,000 in operating revenues, offset by $1,948,000 in cost of revenues, in 1996. The majority of operating revenues and cost of revenues in 1996 resulted from the acquisition, effective April 30, 1996, of 50% interest in TeamTalk, which increased the Company's equity ownership in TeamTalk to 100%, and the resulting consolidation of TeamTalk's operations in the Company's consolidated financial statements.


                              Page 38 of 124 pages.

     The Company's selling, general and administrative expenses increased from $6.4 million in 1995 to $17.3 million in 1996, an increase of 172%. This increase was due primarily to continued growth both in the Company's own general and administrative expenses, including salaries and benefits expense, professional fees and outside consulting expense, and in the selling, general and administrative expenses of its consolidated subsidiaries that have commenced operations, primarily TeamTalk and SRC. The Company's selling, general and administrative expenses also reflected the consolidated results of four other subsidiaries whose operations are currently in the developmental stage, all of which contributed to the overall increase in the Company's selling, general and administrative expenses in 1996.

     The primary components of the Company's selling, general and administrative expenses for 1996 include (i) overall growth in the Company's own general and administrative expenses, including an increase in salaries and benefits from $2.1 million in 1995 to $4.0 million in 1996, an increase in professional fees from $463,000 in 1995 to $1.9 million in 1996 and an increase in outside consulting expense from $1.2 million in 1995 to $1.9 million in 1996; (ii) $1.1 million attributable to the amortization of telecommunication licenses and other intangibles of the Company's consolidated subsidiaries in 1996 as compared to $294,000 in 1995; and (iii) $528,000 and $3.4 million of selling, general and administrative expenses associated with the consolidation of the operations of TeamTalk and SRC, respectively, in the Company's consolidated financial statements as compared to $109,000 of selling, general and administrative expenses associated with the consolidation of the operations of SRC in 1995. In addition, the Company reflected selling, general and administrative expenses of four other subsidiaries whose operations are currently in the developmental stage in 1996 with a resultant increase of $866,000 as compared to 1995. The Company anticipates that its selling, general and administrative expenses will continue to increase in the foreseeable future as the Company and the operations of the subsidiaries which it consolidates continue to expand their respective operations.

     The Company's equity in losses of affiliates increased from $3.8 million in 1995 to $11.8 million in 1996, an increase of 214%. For 1995, equity in losses of affiliates consisted of $2.8 million of operating losses and $1.0 million of expense relating to amortization of telecommunication licenses. For 1996, equity in losses of affiliates consisted of $8.6 million of operating losses and $3.2 million of expense relating to amortization of telecommunication licenses. The increase in equity in losses of affiliates from 1995 as compared to 1996 is attributable primarily to the increase in the underlying operating losses of STW, RHP and SDL.

     During 1996, STW incurred increased operating losses as it continued to expand its WLL operations. The Company's equity in loss of affiliate attributable to STW increased from $1.3 million in 1995 to $3.6 million in 1996, an increase of 176%, and the Company's amortization of telecommunication license attributable to STW increased from $638,000 in 1995 to $969,000 in 1996, an increase of 52%. Although STW's revenues from operations increased from $749,000 in 1995 to $1.9 million in 1996, an increase of 149%, and STW's costs of telecommunication revenues increased from $593,000 in 1995 to $1.8 million in 1996, an increase of 209%, the majority of the increase in STW's operating loss was generated by an increase in depreciation expense from $2.3 million in 1995 to $3.7 million in 1996, an increase of 61%, and an increase in general and administrative expenses, from $3.9 million in 1995 to $4.7 million in 1996, an increase of 19%. In addition, STW's interest expense increased from $663,000 in 1995 to $3.8 million in 1996, an increase of 479%, resulting from the almost full draw down of STW's Malaysian Ringgit 91 million secured loan facility during 1996. The Company anticipates that its equity in losses of affiliates attributable to STW will continue to grow in the foreseeable future as STW expands its operations. See "Item 1. Business--Operating Companies--Malaysia National WLL--Existing Operations and Development Plan."

     During 1996, RHP's 70% owned consolidated subsidiary, Mobisel, incurred increased operating losses due primarily to the expansion of its sales and administrative operations. The Company's equity in loss of affiliate attributable to RHP increased from $1.0 million in 1995 to $3.5 million in 1996, an increase of 250%, and the Company's amortization of telecommunication license attributable to RHP increased from $319,000 in 1995 to $1.3 million in 1996, an increase of 301%, as Mobisel continued to expand its operations and roll-out its nationwide telecommunication network. During this expansion phase, Mobisel did not market its services, and although revenues increased from $7.3 million in 1995 to $10.3 million in 1996, an increase of 45%, Mobisel's cost of revenues increased from $3.4 million in 1995 to $11.5 million in 1996, an increase of 248%. This increase in Mobisel's cost of revenues was due primarily to greater pulse sharing and airtime costs and an increase in depreciation expense due to the build-out of Mobisel's telecommunication network. As part of its expansion effort, Mobisel experienced growth in its selling, general and administrative expense base in order to meet the anticipated growth in its operations. During this build-out phase, Mobisel's employee headcount increased by approximately 200% to 286 employees as of December 31, 1996.


                              Page 39 of 124 pages.

Also, as part of Mobisel's expansion during 1996, Mobisel increased its allowance for doubtful accounts as it transferred its customer base to its own billing system. Previously customer billing and collection had been performed on behalf of Mobisel by Telkom Indonesia, the national Indonesian telephone
company.   Mobisel anticipates that its cost of revenues and operating expenses will increase in the foreseeable future, offset in part by an anticipated increase in its operating revenues. See "Item 1. Business--Operating Companies-- Indonesia National Cellular--Existing Operations and Development Plan."

     The Company's increase in equity losses of affiliates also reflects losses attributable to its 40% interest in SDL, which the Company acquired in November 1996, resulting in an increase of its equity in losses of affiliates of $1.0 million for 1996. The Company anticipates that the equity in loss of affiliates attributable to SDL will continue to grow in the foreseeable future as SDL expands its operations. See "Item 1. Business--Operating Companies--China Regional Cellular--Existing Operations and Development Plan."

     The Company's interest income increased from $232,000 in 1995 to $1.8 million in 1996, an increase of 686%. This increase was due primarily to interest income earned on interest-bearing government securities in which the Company invested the proceeds received from the sale and issuance of shares of the Company's Preferred Stock in December 1995 and from the Debt Offering in August 1996.

     The Company's interest expense increased from $1.4 million in 1995 to $6.8 million in 1996, an increase of 401%, primarily due to interest expense associated with the Debt Offering, which was consummated in August 1996. The Company anticipates that its interest expense will increase in the foreseeable future as it continues to pursue additional short- and long-term financings.

     The Company's other expense increased from $28,000 in 1995 to $1.0 million in 1996, as the Company elected not to exercise, and therefore permitted to lapse, an option purchased for $1.0 million from the shareholders of Laranda, a 10% shareholder of STW, to acquire 50% of Laranda.

YEARS ENDED DECEMBER 31, 1994 AND 1995

     The Company's net loss increased from $2.5 million in 1994 to $11.3 million in 1995, an increase of 350%. As the Company did not have any revenues during either year, the increase was caused by higher general and administrative expenses, greater debt service costs and an increase in equity in losses of affiliates.

     The Company's general and administrative expenses increased from $2.5 million in 1994 to $6.4 million in 1995, an increase of 157%. This was primarily due to expanded business development activities resulting in a 151% increase in salary expense, from $661,000 to $1.7 million, a 351% increase in outside consultants expense, from $269,000 to $1.2 million, and a 140% increase in travel and related expenses, from $719,000 to $1.7 million. All other general and administrative costs increased approximately in proportion with the growth in the Company's business activities.

     The Company's equity in losses of affiliates was $3.8 million in 1995. The equity in losses of affiliates was comprised of $2.8 million of operating losses and $966,000 of expense related to the amortization of telecommunication licenses.

     STW expanded its business activities during 1995 and invested substantial resources in the network asset buildout. As a result, it realized significant increases in general and administrative expenses and depreciation costs. The Company's equity in loss of affiliate attributable to STW was $1.9 million in 1995, representing operating losses of $1.3 million and amortization expense of telecommunication licenses of $638,000. During 1995, RHP experienced a substantial decrease in operating revenues due to increased competition, changing market forces affecting the price of handsets and the transfer of certain assets and customers of RHP to Telkom Indonesia. RHP's operating losses were consistent with those in the prior year, but the Company had no investment in this entity during 1994. RHP increased the equity in losses of affiliates of the Company by $1.3 million, comprised of $1.0 million in operating losses and $319,000 of expense related to the amortization of telecommunication licenses attributable to RHP. During 1994, the Company had no material investments accounted for under the equity method. For further financial information,

                              Page 40 of 124 pages.

reference to the financial statements of the Company included elsewhere in this Annual Report on Form 10-K is recommended.

     The Company's interest income increased from $106,000 in 1994 to $232,000 in 1995, an increase of 119%. This was primarily due to higher average cash balances during the latter part of 1995 as a result of the issuance of Preferred Stock by the Company.

     The Company's interest expense increased from $115,000 in 1994 to $1.4 million in 1995. This was primarily due to increased financing activity during 1995.

IMPACT OF INFLATION AND CURRENCY FLUCTUATION

     Many developing countries have experienced substantial, and in some periods extremely high, rates of inflation and resulting high interest rates for many years. Inflation and rapid fluctuations in inflation rates have had and may continue to have negative effects on the economies and securities markets of certain developing countries and could have an adverse effect on the Company's operating companies and developmental stage projects in those countries, including an adverse effect on their ability to obtain financing.

     The value of the Company's investment in an operating company or developmental stage project is partially a function of the currency exchange rate between the U.S. dollar and the applicable local currency. In addition, the operating companies will generally report their results of operations in the local currency and, accordingly, the Company's results of operations will be affected by changes in currency exchange rates between those currencies and the U.S. dollar. In general, the Company does not hedge against foreign currency exchange rate risks. As a result, the Company may experience economic loss with respect to its investments and fluctuations in its results of operations solely as a result of currency exchange rate fluctuations. For example, the Company experienced a significant decline in the value of its investment in Mobilcom Mexico, the Company's ECTR operating company in Mexico, as a result of the 1994 devaluation of the Mexican peso and the resulting economic instability in Mexico. Many of the currencies of developing countries have experienced steady devaluations relative to the U.S. dollar, and major adjustments have been made in the past and may again occur in the future, any of which could have a material adverse effect on the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had directly raised an aggregate of approximately $102.2 million in equity capital through a series of private placements of Preferred Stock, including bridge loans converted into Preferred Stock in the private placements, and $94.2 million in the Debt Offering through the sale of units in August 1996 consisting of $196,720,000 aggregate principal amount of Old Notes, which were subsequently exchanged for the Exchange Notes, and Warrants to purchase an aggregate of 2,289,421 shares of Common Stock, subject to certain adjustments. See "Item 5. Market for Registrant's Common Equity and Related Shareholder Matters--Recent Sales of Unregistered Securities." The proceeds from these financings were mainly used to fund the Company's investments in operating companies and developmental stage projects, to provide working capital and for general corporate purposes, including the expenses incurred in seeking and evaluating new investment opportunities. As of December 31, 1996, the Company had a cash balance of $41.7 million.

     The Company has generated negative cash flow from operations since inception, and its operating companies and developmental stage projects are not expected to provide any cash to the Company for the foreseeable future. As a result, the Company is and will remain dependent upon raising funds from outside sources to fund its working capital needs, investments in operating companies and developmental stage projects and other cash requirements and to repay the Exchange Notes and any other indebtedness it may incur when it becomes due and payable.


                              Page 41 of 124 pages.

     The Company will require additional financing prior to December 31, 1997, to meet currently anticipated requirements for working capital and investments in its operating companies and developmental stage projects. The Company has no commitments or arrangements for additional financing, and there can be no assurance that this additional financing will be available to the Company on acceptable terms when required by the Company or at all. The Company's inability to obtain such additional financing on acceptable terms would have a material adverse effect on the Company. Among other things, the Company may be forced to delay, scale back or eliminate one or more of its projects, to suffer a significant dilution of its equity interest or loss of value in one or more of its investments or to liquidate one or more of its investments, may be unable to repay its liabilities (including the Notes) as they become due, and may be unable to meet its working capital and other cash requirements. In addition, the Company intends to pursue additional investment opportunities for wireless communications projects and will require additional sources of financing in order to pursue those investments. However, there can be no assurance that such additional financing will be available on favorable terms or at all. See "-- Additional Factors that May Affect Future Results--Company Level Risks--Negative Operating Cash Flow; Dependence on Additional Financing; No Commitments for Additional Financing."

     At the project level, the Company and its partners typically fund initial project investments using capital contributions either in the form of equity or shareholder loans. When projects become operational, the Company seeks to fund ongoing development of the project using third-party financing, preferably on a non-recourse basis to the Company.

     Mobilkom, the Company's national ECTR operating company in Indonesia, arranged a $50.0 million credit facility through a syndicate of Thai banks. This facility is secured by all of the assets and capital stock of Mobilkom, and $25.0 million of the facility has been guaranteed by Jasmine, a 56.3% owner of Mobilkom. As of December 31, 1996, approximately $20.2 million was outstanding under this facility. The Company anticipates that the current $50.0 million facility will be sufficient for Mobilkom to meet all of its currently anticipated expenditures through 1997. Borrowings outstanding under this credit facility must be repaid in 16 quarterly installments commencing in the year 2000.

     Mobisel, the Company's national cellular operating company in Indonesia in which the Company holds an indirect 19.8% interest through RHP, has obtained a $60.0 million credit facility from Nissho Iwai. This facility is secured by all of Mobisel's assets and a pledge of all of the capital stock held by RHP. RHP has also guaranteed this credit facility. Borrowings under the credit facility with Nissho Iwai are to be used solely for the implementation and construction of Mobisel's network. Mobisel will require substantial additional financing to complete its planned capital expenditures through 1997 and for other cash needs. Borrowings outstanding under this five year credit facility must be repaid in six equal semi-annual installments beginning in late 1998. Also, Mobisel entered into a syndicated short-term notes facility agreement in January 1997 with BUS, as arranger, whereby the banks agreed to purchase Indonesian Rupiah ("Rp") 60,000,000,000 of short-term notes and interest notes of Rp15,000,000,000 (approximately $31.5 million in the aggregate as of December 31, 1996). These short-term notes would have repayment priority to the existing loans outstanding. In addition, Mobisel is continuing to pursue various other long-term financing solutions to enable it to meet its business plan objectives.

     STW, the Company's national WLL operating company in Malaysia, has arranged a Malaysian Ringgit 91.0 million (approximately $36.0 million as of December 31,
1996) credit facility through a syndicate of Malaysian banks. This facility is secured by substantially all of STW's assets and a pledge of all of the capital stock of STW held by the Company and STW's other shareholders, and has been guaranteed by Shubila Holding Sdn Bhd, the 60% owner of STW, and certain directors of STW (including a former officer of the Company). In addition, STW has agreed to assign to and deposit with the banks all of its cash, including revenues, loan drawings and shareholder advances. In addition to pledging their capital stock in STW, the Company and the other STW shareholders have entered into a "keep well" covenant pursuant to which they have agreed (i) to ensure that STW remains solvent and able to meet its financial liabilities as and when due; and (ii) to ensure the timely completion of its WLL project and to make additional debt or equity investments in STW as necessary to meet any cost overruns. Accordingly, the Company and the other STW shareholders could be jointly and severally liable for amounts payable under the credit facility in the event of a default by STW. Borrowings outstanding under this credit facility must be repaid in eleven semi-annual installments beginning in October 1997. As of December 31, 1996, this facility was almost fully drawn and it is the intention of the Company and its partners to seek additional third party debt financing to fund continued expansion of the STW network and to refinance outstanding indebtedness under the credit facility. See "Item 1. Business-- Operating Companies" and Note 13 of Notes to Consolidated Financial Statements for additional information regarding the credit facilities of STW, Mobisel and Mobilkom.


                              Page 42 of 124 pages.

     The business of the operating companies and developmental stage projects is capital intensive and will require continuing sources of outside financing to fund their working capital needs, capital expenditures and other cash requirements. In particular, STW, Mobisel and SDL will require substantial additional financing in order to complete planned capital expenditures. See "Item 1. Business--Operating Companies--Malaysia National WLL," "--Indonesia National Cellular" and "--China Regional Cellular." However, there can be no assurance that the operating companies and the developmental stage projects will be able to obtain required additional financing on acceptable terms or at all, which could have a material adverse effect on the Company. In addition, there can be no assurance that the operating companies or developmental stage projects will be able to pay their indebtedness or other liabilities when due. See "-- Additional Factors that May Affect Future Results--Project Level Risks-- Operating Losses and Negative Cash Flow; Dependence on Additional Financing/Capital."


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

      THE COMPANY OPERATES IN A RAPIDLY CHANGING ENVIRONMENT THAT INVOLVES A NUMBER OF RISKS, SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL. THE FOLLOWING DISCUSSION HIGHLIGHTS SOME OF THESE RISKS. THESE RISKS SHOULD BE READ IN CONJUNCTION WITH THE "RISK FACTORS" SECTION INCLUDED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 AS FILED WITH THE COMMISSION ON FEBRUARY 12, 1997, AS SUBSEQUENTLY AMENDED (REG. NO. 333-21687).

COMPANY LEVEL RISKS

CONTINUING LOSSES; LIMITED OPERATING HISTORY

The Company has incurred net losses since its inception and had an accumulated stockholders' deficit of approximately $53.4 million as of December 31, 1996. The Company anticipates that its net losses will increase significantly in the foreseeable future, and there can be no assurance as to whether or when the Company's operations will become profitable. See "--Introduction" and "--Results of Operations." The Company has a limited operating history. Since its inception in January 1992, the Company's activities have been concentrated primarily in the early stage development of its wireless projects, including the selection of local partners, the formation of operating companies and the pursuit of operating licenses.


NEGATIVE OPERATING CASH FLOW; DEPENDENCE ON ADDITIONAL FINANCING; NO COMMITMENTS FOR ADDITIONAL FINANCING

     The Company used cash in operations and investing activities of $38.7 million and $73.2 million, respectively, for the years ended December 31, 1995 and 1996, and expects such negative cash flows to continue and likely increase in the foreseeable future. Because of such negative cash flow and negative working capital and the capital intensive nature of the Company's business, the Company will require continuing sources of outside debt and equity financing to fund its working capital needs, investments and other cash requirements.

     In particular, the Company will require additional financing prior to December 31, 1997, to meet currently anticipated requirements for working capital and investments in its operating companies and developmental stage projects. In addition, the Company intends to pursue additional investment opportunities for wireless projects and anticipates that it will require additional sources of financing in order to fund those investments. However, the Company has no commitments or arrangements for additional financing, and there can be no assurance that any additional debt or equity financing will be available to the Company on acceptable terms when required by the Company or at all. If adequate sources of additional financing are not available, the Company may be forced to delay, scale back or eliminate one or more of its projects, to suffer a significant dilution of its equity interest or loss of value in one or more of its investments or to liquidate one or more of its investments, may be unable to repay its liabilities (including the Notes) as they become due, and may be unable to meet its working capital and other cash requirements. The Indenture contains certain restrictions on the ability of the Company to make investments in, or guarantee the indebtedness of, the operating companies and developmental stage projects. Accordingly, the Company's inability to obtain such additional financing would have a material adverse effect on the Company and could result in its insolvency or liquidation.


                              Page 43 of 124 pages.

SUBSTANTIAL LEVERAGE

     The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' equity, including its redeemable convertible Preferred Stock. As of December 31, 1996, the Company's long term debt was $75.5 million, and its stockholders' deficit and redeemable convertible Preferred Stock was $80.9 million. The high level of the Company's indebtedness will have important consequences, including (i) limitations on the Company's ability to obtain additional debt financing in the future and (ii) limitations on the Company's flexibility in reacting to changes in the industry and economic conditions generally. In addition, most of the existing operating companies and developmental stage projects will not be subject to any limitations restricting the incurrence of additional indebtedness, and, to the extent that the Company is successful in its strategy of obtaining additional financing at the operating company or developmental stage project level, the amount of such indebtedness could increase substantially, which may have consequences similar to those described in clauses (i) and (ii) above with respect to the Company.

RISK OF INABILITY TO REPAY NOTES AT MATURITY

     For each of the three years ended December 31, 1996, the Company had net losses and did not generate positive cash flow from operations, and, as discussed below under "-Holding Company Structure; Limitations on Access to Cash Flow of Operating Companies," the Company does not expect that it will generate positive cash flow through dividends or other distributions from its operating companies for the foreseeable future. Accordingly, the Company's ability to repay the Notes and any other indebtedness which it may incur from time to time at maturity will be dependent on developing one or more sources of financing prior to the maturity of such indebtedness. The Company may, among other things,
(i) seek to refinance all or a portion of such indebtedness at maturity through sales of additional debt or equity securities of the Company or other borrowings, (ii) seek to sell all or a portion of its interests in one or more of its operating companies or developmental stage projects (subject to the restrictions described below under "--Company Level Risks--Restrictions on Transfer of Ownership Interests") or (iii) negotiate with its financial and strategic partners to permit the cash, if any, produced by the operating companies to be distributed to equity holders. There can be no assurance that
(i) the Company will be able to obtain debt or equity financing on acceptable terms, or at all, in the future, (ii) the Company will be able to sell assets in a timely manner or on commercially acceptable terms or in an amount that will be sufficient to repay its indebtedness when due, (iii) the Company will be able to obtain the consents and approvals required in order to sell its interests in its operating companies or developmental stage projects or (iv) that the operating companies will in fact generate positive cash flow or that any such cash flow will be distributed to equity holders (particularly since the Company expects that its operating companies will generally reinvest all of their cash flow in development opportunities for the foreseeable future). In addition, a default under the Notes or such other indebtedness as the Company may incur in the future, for example, could in turn permit lenders under STW's $36.4 million credit facility, and possibly under other debt instruments of the operating companies, to declare borrowings outstanding thereunder to be due and payable pursuant to cross-default clauses, permitting the lenders under such debt instruments to proceed against any collateral pledged as security therefor. See "Item 1. Business--Operating Companies--Malaysia National WLL--Investment and Budgeted Capital Expenditures." Any failure by the Company to repay the Notes when due would have a material adverse effect on the Company.


                              Page 44 of 124 pages.

RISK OF GOVERNMENTAL ACTIONS RESULTING IN VIOLATION OF INDENTURE

     The Indenture pursuant to which the Notes were issued contain certain covenants which impose certain requirements with respect to sales or other dispositions of assets (including capital stock in operating companies and in developmental stage projects) by the Company and certain subsidiaries of the Company which are restricted by the terms of the Indenture with a fair market value in excess of $500,000 ("Asset Sales"). Among other things, the Indenture requires that at least 85% of the consideration for an Asset Sale be in cash and that the Company receive consideration equal to the fair market value of the assets in question. However, if an Asset Sale occurs because of governmental action (for example, by expropriation or confiscation), or in certain other circumstances including, among other things, a sale of the Company's investment in certain operating companies compelled by other stockholders of such operating company or pursuant to rights granted to certain bank lenders of certain operating companies, the requirement that the Company receive fair market value for the assets shall be deemed to have been satisfied to the extent that the difference between the fair market value of such assets and the actual consideration received in such Asset Sale (and all other Asset Sales subject to this exception) is less than 10% of the "total market value of equity" of the Company. However, if an Asset Sale is compelled by governmental action, the Indenture still requires that at least 85% of the consideration be in cash.

     In certain of the countries in which the Company has made investments, there is a risk that the Company's investments may be confiscated or expropriated by governmental authorities. In particular, in early 1996, the Malaysian government threatened to consolidate the Malaysian telecommunications industry, which, if completed would have forced a sale or merger of STW, the Company's Malaysian operating company, to or with one of a limited number of surviving telecommunications companies. There can be no assurance that the Malaysian government will not seek to take similar actions in the future. Likewise, other countries may seek to expropriate or confiscate assets of the Company. To the extent that the consideration, if any, received by the Company in connection with these expropriations or confiscations failed to satisfy the covenants under the Indenture, such a violation will be deemed an event of default under the Indenture entitling the holders of the Notes to demand immediate repayment thereof and to proceed against their collateral, which would have a material adverse effect on the Company. See "--Project Level Risks--Risks Inherent in Foreign Investment."

HOLDING COMPANY STRUCTURE; LIMITATIONS ON ACCESS TO CASH FLOW OF OPERATING COMPANIES

     The Company is a holding company with no business operations of its own. All of the operations of the Company are conducted through its wholly owned subsidiary, IWC, and its affiliated companies, which are separate and distinct legal entities and have no obligation, contingent or otherwise to make any funds available to the Company to enable it to make investments in operating companies or developmental stage projects, meet working capital needs or other liabilities of the Company (including liabilities under the Notes), or for any other reason. In addition, most of the operating companies have generated negative cash flow from operations, and the Company expects that most operating companies will continue to generate negative cash flow from operations in the foreseeable future. Further, to the extent that any of the operating companies generates positive cash flow, the Company may be unable to access such cash flow because
(i) it owns 50% or less of the equity of most of such entities and, therefore, does not have the requisite control to cause such entities to pay dividends to their equity holders; (ii) certain of such entities are currently or may become parties to credit or other borrowing agreements that restrict or prohibit the payment of dividends, and such entities are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future; (iii) the Company expects that its operating companies will generally reinvest all of their cash flow in development opportunities for the foreseeable future; and/or (iv) some of the countries in which such entities conduct business, tax the payment and repatriation of dividends or otherwise restrict the repatriation of funds. As a result, the Company does not expect that it will be able to generate any significant cash flow through dividends or other distributions from the operating companies in the foreseeable future, and there can be no assurance that the Company will be able to generate any significant cash flow from the operating companies at any time in the future.


                              Page 45 of 124 pages.

RESTRICTIONS ON TRANSFER OF OWNERSHIP INTERESTS

     The Company's ability to sell or transfer its ownership interests in its operating companies and developmental stage projects is generally subject to (i) limitations contained in the agreements between the Company and its local partners including, in certain cases, complete prohibitions on sales or transfers for a period of years, co-sale rights and/or rights of first refusal and (ii) provisions in local operating licenses and local governmental regulations that, in certain cases, prohibit or restrict the transfer of the Company's ownership interests in such operating companies and developmental stage projects. Moreover, the Company and its local partners have in the past been required to pledge their capital stock in certain operating companies to secure credit facilities obtained by those operating companies, and the Company may be prohibited from transferring or otherwise disposing of such capital stock so long as it is pledged as collateral for those credit facilities. In addition, none of the operating companies or developmental stage projects currently has any publicly traded securities and there can be no assurance that in the future there will be either a public or private market for the securities of the Company's operating companies or developmental stage projects. As a result, the Company's ability to liquidate any or all of its investments may be substantially limited and there can be no assurance that the Company will be able to do so in a timely manner, or at all in the event that the Company is required to do so in order to satisfy its cash needs, including providing funds for investments and repayment of indebtedness. Moreover, even if any sales are completed, the prices realized on those sales could be less than the Company's investment, and there may be substantial local taxes imposed on the Company in the case of any such sales and, in any event, there can be no assurance that there will not be substantial taxes or other restrictions on the ability of the Company to repatriate any amounts realized upon the sale of any such investments. In addition, certain of the operating companies and developmental stage projects are or may be parties to credit agreements that restrict their ability to pay dividends or make other distributions to their equity investors, and the Company's local partners, by virtue of their majority ownership interest in the operating companies and developmental stage projects, generally have the right to determine the timing and amount of any such dividends or distributions.

LACK OF CONTROL OF OPERATING COMPANIES AND DEVELOPMENTAL STAGE PROJECTS

     The Company anticipates that it will often have a minority interest in its operating companies and developmental stage projects, in part because applicable laws often limit foreign investors to minority equity positions. Although the Company is actively involved in the management of most of the operating companies and developmental stage projects in which it has an ownership interest and intends to invest in the future in operating companies and developmental stage projects in which it can participate in management, its minority voting positions may preclude it from controlling such entities and implementing strategies that it favors, including strategies involving the expansion or development of projects or the pursuit of certain financing alternatives. Moreover, even where the Company has majority control of a project, the exercise of such control may be subject to contractual, regulatory or other restrictions. In addition, the Company may be unable to access the cash flow, if any, of its operating companies. See "--Company Level Risks--Holding Company Structure; Limitations on Access to Cash Flow of Operating Companies."

RISKS INHERENT IN GROWTH STRATEGY

     The Company has grown rapidly since inception, and as of December 31, 1996 had operating companies or developmental stage projects in 12 foreign countries. Subject to the availability of additional financing, the Company anticipates that it will make additional investments in wireless projects in other foreign countries and is actively seeking and evaluating new investment opportunities in foreign countries where it currently has operating companies or developmental stage projects. This strategy presents the risks inherent in assessing the value, strengths and weaknesses of development opportunities, in evaluating the costs and uncertain returns of building and expanding the facilities for operating systems and in integrating and managing the operations of additional operating systems. The Company's growth strategy will place significant demands on the Company's operational, financial and marketing resources and on its management. Any failure to manage the Company effectively could have a material adverse effect on the Company.


                              Page 46 of 124 pages.

RISK OF REGISTRATION UNDER INVESTMENT COMPANY ACT OF 1940

     Because the Company often acquires minority ownership positions in operating companies and development stage projects, there is a risk that these ownership positions could be deemed to be investment securities and that the Company could be characterized as an investment company under the Investment Company Act of 1940 (the "Investment Company Act"). Due to the Company's active role in developing and managing the operating companies and its contractual rights as an equity holder, the Company believes that a substantial majority of its interests in the operating companies are the equivalent of joint venture interests rather than investment securities. Therefore, the Company believes that it is not an investment company and intends to continue its business and conduct its operations so as not to become subject to the Investment Company Act. If the Commission or its staff were to take the position, or if it were otherwise asserted, that the Company is an investment company, the Company could be required either (i) to liquidate its investments in one or more operating companies or developmental stage projects and change the manner in which it conducts its operations to avoid being required to register as an investment company or (ii) to register as an investment company. If the Company were required to register under the Investment Company Act, it would be subject to substantive regulations with respect to capital structure, operations, transactions with affiliates and other matters. In addition, a determination that the Company is subject to the Investment Company Act would constitute an event of default under the Indenture and permit acceleration of the Notes. If the Company were found to be an investment company but was not registered under the Investment Company Act, the Company would be prohibited from, among other things, conducting public offerings in the U.S. or engaging in interstate commerce in the U.S., the Company would be subject to monetary penalties and injunctive relief in an action brought by the Commission, and certain contracts to which the Company is a party (including the Indenture and the Notes) might be rendered unenforceable or subject to rescission by any party thereto. As a result, any determination that the Company is an investment company would have a material adverse effect on the Company and would likely require that the Company cease operations.

CONTROL OF THE COMPANY

     At December 31, 1996, Vanguard beneficially owned approximately 39% of the Company's equity. Vanguard has provided and continues to provide a number of services to the Company relating to the formation, development and operation of wireless communications services, including identification and evaluation of wireless communications opportunities, review of business and technical plans and assistance in training operating company personnel. Vanguard has the right to elect three directors to the Company's Board of Directors and currently has three representatives on such Board, including Haynes G. Griffin, Chairman of the Board of Directors. As a result, Vanguard may have the ability to effectively control the Company and direct its business and affairs. See "Item
10. Directors and Officers of the Registrant--Arrangements Concerning Election of Directors."

CONFLICTS OF INTEREST

     Vanguard is not precluded from competing with the Company by itself or through affiliates by developing, owning and/or operating international wireless communications businesses, including businesses that use the same or similar technologies or provide the same services as the Company's existing and future operating companies. This is true even though the Company acquired substantially all of Vanguard's interests in certain of its international wireless projects in December 1995. Further, although many of the agreements governing the relationship between the Company and its local partners contain preemptive rights, rights of first refusal and/or rights of co-sale with respect to the sale of shares in the Company's joint ventures, Vanguard is not precluded from co-investing with the Company in such joint ventures. For example, in April 1997, Vanguard purchased a 7% equity interest in SDL directly from STHL, the Company's local partner in SDL. Although the directors designated by Vanguard may abstain from voting on matters in which the interests of the Company and Vanguard are in conflict, they are not obligated to do so, and the Company has not adopted any formal policies or procedures designed to prevent actual conflicts of interest from occurring. As a result, the presence of potential or actual conflicts could affect the process or outcome of Board deliberations. There can be no assurance that such conflicts of interest will not materially adversely affect the Company. See "Item 1. Business--Background--Strategic Relationships," "Item 1. Business--Operating Companies--China Regional Cellular," "Item 13. Certain Relationships and Related Transactions--Private Placement Transactions--The Series F Financing" and "Item 13. Certain Relationships and Related Transactions--The Vanguard Exchange."


                              Page 47 of 124 pages.

INFORMATION RELATING TO DEMOGRAPHIC, ECONOMIC, MARKET AND RELATED INFORMATION

     The information contained herein includes certain demographic and economic information, as well as information regarding cellular service, installation and penetration in the countries in which the Company has operating companies or developmental stage projects. This information was obtained from a number of sources and the Company has not independently verified any such information and there can be no assurance as to its accuracy. In addition, much of the information related to POPs are estimates and reflect data that may be incorrect or imprecise and such estimates and data have been obtained from a number of sources and the Company has not independently verified any such information.

DEPENDENCE ON KEY PERSONNEL

     The success of the Company and its growth strategy depends in large part on the ability of the Company to attract and retain key management, marketing and operating personnel at each of the Company, operating company and developmental stage project levels. There can be no assurance the Company will be able to attract and retain the qualified personnel needed for its business, particularly because of the amount of international travel required of the Company's managers and because experienced local managers are often unavailable. In addition, the loss of the services of one or more members of its senior management team, particularly John D. Lockton or Hugh B. L. McClung, could have a material adverse effect on the Company.

CLASSIFICATION OF NOTES AS DEBT; ORIGINAL ISSUE DISCOUNT

     Although the Company intends to treat the Notes as debt for all purposes, there can be no assurance that the Internal Revenue Service will agree that the Notes qualify as debt for federal income tax purposes. If the Notes are not respected as debt for such purposes, they would likely be recharacterized as an equity interest in the Company and the interest that accretes on the Notes would not be deductible by the Company when accrued or paid. Loss of such interest deductions would increase income taxes ultimately payable by the Company, and thus, reduce cash flow otherwise available to repay the Notes, which would have a material adverse effect on the Company. Recharacterization of the Notes as equity could also adversely affect non-corporate holders as well as non-United States holders of the Notes.

     Assuming the Notes are respected as debt for federal income tax purposes, they will be subject to the original issue discount provisions of the Code because they will have been issued at a non-de minimis discount from their principal amount. Consequently, the holders of the Notes generally will be required to include amounts in gross income for federal income tax purposes in advance of receipt of the cash payments to which the income is attributable.

     If a bankruptcy case is commenced by or against the Company under the United States Bankruptcy Code after the issuance of the Notes, the claim of a holder of any of the Notes with respect to the principal amount thereof may be limited to an amount equal to the sum of (i) the initial offering price allocable to the Notes and (ii) that portion of the original issued discount which is not deemed to constitute "unmatured interest" for purposes of the Bankruptcy Code. Any original issued discount that was not amortized as of any such bankruptcy filing would constitute "unmatured interest."


REPORTING STANDARDS; FINANCIAL STATEMENTS OF OPERATING COMPANIES; TIMELY COMPLIANCE WITH INFORMATIONAL AND FILING REQUIREMENTS

     Companies in developing countries are subject to accounting, auditing and financial standards and requirements that differ, in some cases significantly, from those applicable to U.S. companies. In addition, there may be substantially less publicly available information about companies in a developing country than there is about U.S. companies. The Company's ability to comply with the informational and filing requirements of the Indenture and the Exchange Act to which it is or will be subject will depend on the timely receipt of accurate and complete financial and other information from the Company's operating companies and developmental stage projects. The failure to receive such information on a timely basis could have a material adverse effect on the Company, including preventing it from satisfying the informational and filing requirements of the Indenture and the Exchange Act.


                              Page 48 of 124 pages.

RISK OF INABILITY TO FINANCE A CHANGE OF CONTROL OFFER

     Upon the occurrence of a Change of Control (as defined in the Indenture to include (i) a sale or transfer by the Company or a Restricted Subsidiary (as defined in the Indenture) of all or substantially all of its assets; (ii) the adoption of a plan of liquidation; (iii) the acquisition of greater than 50% of the voting power by an entity other than Vanguard or (iv) upon the change of a majority of the Board of Directors), the Company will be required to make an offer to purchase all of the outstanding Notes at the price set forth in the Indenture. The Company's failure to purchase the Notes would result in a default under the Indenture. In the event of a Change of Control, there can be no assurance that the Company would have sufficient assets to satisfy all of its obligations under the Indenture. Future debt of the Company may also contain prohibitions of certain events or transactions which would constitute a Change of Control or require the obligations thereunder to be retired upon a Change of Control.

NO CASH DIVIDENDS ON COMMON STOCK

     The Company is prohibited under the terms of the Indenture from paying dividends or making other distributions with respect to the Company's capital stock, including the Common Stock while the Notes are outstanding. The Company anticipates that all earnings, if any, will be retained for the operation and expansion of the Company's business.

PROJECT LEVEL RISKS

OPERATING LOSSES AND NEGATIVE CASH FLOW; DEPENDENCE ON ADDITIONAL
FINANCING/CAPITAL

     Most of the operating companies have generated operating losses and negative cash flow from operations, and the Company expects that most of its operating companies will continue to generate operating losses and negative cash flow from operations for the foreseeable future. The business of the operating companies and developmental stage projects, particularly WLL projects, is capital intensive and, in light of such anticipated negative cash flow from operations, will require continuing sources of outside financing to fund working capital needs, capital expenditures and other cash requirements. The Company's strategy is to seek such additional financing at the operating companies primarily from third parties and not from the Company or its partners. However, there can be no assurance that the operating companies and developmental stage projects will be able to obtain the financing required to make planned capital expenditures, provide working capital or meet other cash needs. Failure to obtain such financing could have a material adverse effect on the Company and, among other things, could result in the loss or revocation of licenses held by the operating companies or developmental stage projects or require that certain planned projects be delayed or abandoned. In particular, at December 31, 1996 a significant portion of the Company's investments had been made in three operating companies (namely STW, which is developing a national WLL system in Malaysia; Mobisel, which is developing a national cellular system in Indonesia; and SDL, which is developing various regional cellular systems in China), and each of these operating companies will be required to obtain substantial additional financing in order to complete planned capital expenditures.

     In most cases, under agreements with its local partners, the Company and its partners may be required to make additional equity investments in operating companies or developmental stage projects, and the Company's or such partners' inability or unwillingness to do so could result in the dilution of such party's equity interest or a significant impairment or loss of the value of the Company's investment. Moreover, the Company and its other strategic partners have in the past been required, and in the future likely will be required, to guarantee and/or pledge their respective equity interests to secure certain indebtedness of the operating companies and developmental stage projects and otherwise to provide certain assurances to lenders. See "--Liquidity and Capital Resources." The Indenture contains certain restrictions on the ability of the Company to make investments in, or guarantee the indebtedness of, the operating companies and developmental stage projects.

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


                              Page 49 of 124 pages.

     To date, most of the debt financing obtained by the operating companies has been secured by assets of the respective operating companies, and it is likely that any debt financing the operating companies or developmental stage projects obtain in the foreseeable future will also be similarly secured. The pledge of assets to secure debt financing may limit the operations of the operating companies and make it substantially more difficult to obtain additional financing from other sources.

EARLY STAGE OF DEVELOPMENT OF WIRELESS PROJECTS

     Most of the Company's wireless projects are in the early stages of development. Only the nine operating companies, Via 1, SDL, RPSL, Mobisel, Mobilkom, STW, Mobilcom Mexico, TeamTalk and UTS, currently provide wireless communications services on a commercial basis, and many of these operating companies have only recently initiated such commercial service and have a limited number of subscribers. Although MOUs have been signed with local partners in the operating companies and developmental stage projects, in many cases definitive joint venture and shareholder agreements have not been prepared or signed, definitive legal entities have not been formed and/or required equity and debt financing has not been secured. Even where an MOU or definitive joint venture or shareholder agreement has been signed, there can be no assurance that the terms of the Company's participation in an operating company or developmental stage project will not be modified in a manner that is materially adverse to the Company, particularly because the Company usually holds a minority interest. The successful development and commercialization of these projects will depend on a number of significant financial, logistical, technical, marketing, legal and other factors, the outcome of which cannot be predicted. Virtually all of the operating companies are, and in the future will be, newly-formed entities that have a limited operating history and that operate at a loss for a substantial period of time. These operating companies will require significant amounts of additional financing to fund capital expenditures, working capital requirements and other cash needs, including the costs of obtaining additional licenses. In addition, there can be no assurance that these projects will not encounter engineering, design or other operational problems. For example, STW, the Company's Malaysian WLL operating company, has experienced significant delays in network deployment and its marketing plans primarily as a result of adverse effects on STW of an attempt during the first half of 1996 by the Malaysian government to consolidate the Malaysian telecommunications industry. See "--Risks Inherent in Foreign Investment." As a result, IWC and its principal strategic partner in STW recently undertook an extensive review of STW's business plan and strategy. There can be no assurance that the Company can successfully develop any of its existing or planned developmental stage projects or that any of these projects or any of its operating companies will achieve commercial success. Further, the Company's current and anticipated ownership interests in the operating companies and developmental stage projects are subject to modification and may even be eliminated completely due to the occurrence of certain events such as the re-negotiation of existing MOUs and/or agreements, changes in foreign laws or regulations affecting foreign ownership, government expropriation, financing contingencies and other factors. Likewise, the Company may voluntarily withdraw from one or more operating companies and/or developmental stage projects.

RISKS INHERENT IN FOREIGN INVESTMENT

     The Company has invested substantial resources outside of the United States and plans to continue to do so in the future. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector. For example, foreign ownership of telecommunications ventures is prohibited in China. In addition, in some cases, the government owns or controls (i) companies that are or may in the future become competitors of the Company or (ii) companies (such as national telephone companies) upon which the operating companies and developmental stage projects may depend for required interconnections to land-line telephone networks and other services. Similarly, government actions in the future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on the Company and its operating companies and developmental stage projects. Expropriation, confiscatory taxation, nationalization, political, economic or social instability or other developments could materially adversely affect the value of the Company's interests in operating companies and developmental stage projects in particular developing countries.

     For example, in early 1996 the Malaysian government announced a program designed to consolidate the Malaysian telecommunications industry which, if completed, would have forced the sale or merger of STW, the Company's Malaysian operating company, to one of a limited number of surviving telecommunications companies. Although the Malaysian government announced in July 1996 that it did not intend to proceed with this program, the activities of the Malaysian government in connection with such program resulted in significant delays in STW's network


                              Page 50 of 124 pages.

deployment and marketing plans thereby contributing to a 37% decrease in STW's subscribers during the quarter ended September 30, 1996. There can be no assurance that the Malaysian government will not initiate similar programs in the future. There can also be no assurance that the Malaysian national telephone company will not otherwise impose restrictions on STW, including restrictions on the ability of STW to interconnect its wireless network with the national telephone company's system, which could have a material adverse effect on the Company. See "Item 7. Business--Operating Companies--Malaysia National WLL." Moreover, there can be no assurance that other countries where the Company has operating companies or developmental stage projects will not initiate similar programs or impose other restrictions, which could have a material adverse effect on the Company.

     The Company also may be adversely affected by political or social unrest or instability in foreign countries. Such unrest or instability resulting from political, economic, social or other conditions in foreign countries could have a material adverse effect on the Company. For example, in China, because foreign ownership of telecommunications operators is prohibited, the Company, through its ownership interest in SDL, has interests in China telecommunications projects through certain "cooperative agreements" with Chinese cellular operators. Pursuant to the terms of the cooperative agreements, SDL provides equipment and technical and engineering services to the cellular operators and, in return, is allocated a portion of the revenues or profits from the cellular operations. There can be no assurance that the Chinese government will not prohibit or otherwise impose restrictions on these types of arrangements, which could have a material adverse effect on the Company. See "Item 1. Business-- Operating Companies--China Regional Cellular."

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

TECHNOLOGICAL RISK; RISK OF OBSOLESCENCE

     The Company's operating companies and developmental stage projects generally use new and emerging technologies. For example, SDL, the Company's China Regional Cellular project, is required by the Chinese government to migrate to CDMA, a cellular technology that is not widely deployed on a commercial basis at the present time. Additionally, the MPT 1327 ECTR technology selected by a number of the Company's ECTR operating companies is currently operational in many countries but has had limited deployment for public use in developing countries. Although many of the technologies currently in use and to be used in the future by the Company have been developed by international telecommunications companies such as Nokia, Philips, Motorola, Ericsson, Lucent Technologies and Nortel, most are generally advanced technologies which have only recently been developed and commercially introduced. There can be no assurance that the operating companies and developmental stage projects will not experience technical problems in the commercial deployment of these technologies, particularly because they are being introduced in developing countries. In addition, the technology used in wireless communications is evolving rapidly and one or more of the technologies currently utilized or planned by the Company to be utilized may be unpopular with its customers or may become obsolete, which in either case would likely have a material adverse effect on the Company. There can be no assurance that the Company will be able to keep pace with ongoing technological changes in the wireless telecommunications industry.

RISK OF MODIFICATION OR LOSS OF LICENSES; UNCERTAINTY AS TO THE AVAILABILITY, COST AND TERMS OF LICENSES; RESTRICTIONS ON LICENSES

     The Company's ability to retain and exploit its existing telecommunications licenses and to renew them when they expire, and to obtain new licenses in the future, is essential to the Company's operations. However, these licenses are typically granted by governmental agencies in developing countries, and there can be no assurance that these governmental agencies will not seek to unilaterally limit, revoke or otherwise adversely modify the terms of these licenses in the future, any of which could have a material adverse effect on the Company, and the Company may have


                              Page 51 of 124 pages.

limited or no legal recourse if any of these events were to occur. In addition, there can be no assurance that renewals to these licenses will be granted or, if renewed, that the renewal terms will not be substantially less favorable to the Company than the original license terms, any of which could have a material adverse effect on the Company. Likewise, many of the Company's operating companies and developmental stage projects have not yet obtained all of the licenses necessary for their proposed operations, and no assurance can be given that any such licenses will be obtained. For example, the Brazilian government has not approved the transfer to Via 1, the Company's Brazilian ECTR operating company, of the licenses contributed or to be contributed to it by its current and proposed shareholders, and there can be no assurance that such approval will be obtained. The failure to obtain such approval or to obtain other licenses would have a material adverse effect on the Company.

     The Company believes that the opportunity to acquire substantial new wireless licenses in developing countries will exist only for a limited time. Further, although the Company's operating companies and developmental stage projects have, to date, obtained many of their operating licenses through private negotiations without having to participate in competitive bidding processes, the Company anticipates that governments of developing countries will increasingly discover the value of new wireless technologies and may require bidding for licenses, which would likely increase the cost of these licenses, perhaps substantially. In addition, the operating companies and developmental stage projects may be required to purchase licenses from other license holders in certain circumstances, for example, to gain network capacity or to increase geographic coverage. Furthermore, relevant governmental authorities may grant additional telecommunications licenses covering the same geographical areas as the operating companies' and developmental stage projects' licenses or otherwise grant licenses which allow other companies to compete directly with such operating companies and developmental stage projects for wireless subscribers. Although the inherent limitation on suitable frequency bands may provide some protection against the issuance of competing licenses, there can be no assurance that such competitive licenses will not be granted or, if granted, that they will not have a material adverse effect on the Company. In addition, licenses may be subject to significant operating restrictions or conditions, including restrictions on interconnection to the public telephone system or requirements that the operating companies or developmental stage projects complete construction or commence commercial operation of the networks by specified deadlines, which conditions, if not satisfied, may result in loss or revocation of the license. Accordingly, even if an operating company or developmental stage project is able to obtain a required license, there can be no assurance that such operating requirements will be satisfied and, as a result, there can be no assurance that such license will not be lost or revoked or that the restrictions imposed upon such license will prevent the commercial exploitation of such license, which could have a material adverse effect on the Company.

DEPENDENCE ON OTHER TELECOMMUNICATIONS PROVIDERS

     The success of the Company's wireless systems will in many cases depend upon services provided by other telecommunications providers, some of which are competitors of the Company, the operating companies and/or the developmental stage projects. For example, the Company's operating companies and developmental stage projects generally require interconnection agreements with national or regional telephone companies in order for its wireless systems to connect with land-line telephone systems, and may require the use of microwave or fiber optic networks belonging to other parties to link its wireless systems. Although a number of operating companies have entered into required interconnection and/or linking agreements or have interconnection and/or linking arrangements in place, the revocation, loss or modification of any of these existing agreements or arrangements or the failure to obtain necessary agreements and/or arrangements in the future could have a material adverse effect on the Company. Specifically, STW, the Company's Malaysian WLL project, has in the past had difficulties obtaining interconnect services from its interconnect provider, which is a competitor of STW. In addition, STW's interconnect agreement expires in August 1997. Any failure of STW to obtain interconnect services pursuant to its interconnect agreement or to obtain a successor agreement would have a material adverse effect on STW.

DEPENDENCE ON PARTNERS

     The Company will generally continue to depend on its local partners to obtain required licenses in all of its wireless projects. In addition, the Company is often dependent on strategic partners with resources beyond those of the Company to pursue larger scale projects, including certain WLL projects. In WLL projects, the Company may require the participation of a larger telecommunications company possessing the substantial capital and operating resources required to finance and deploy a WLL system. The failure of the Company to identify and enter into relationships with


                              Page 52 of 124 pages.

strong partners, or the failure of those partners to provide these resources, may have a material adverse effect on the Company.

CONSTRUCTION RISKS

     The operating companies and developmental stage projects in which the Company invests typically require substantial construction of new wireless networks and additions to existing wireless networks. Construction activity will require the operating companies and developmental stage projects to obtain qualified subcontractors and necessary equipment on a timely basis, the availability of which varies significantly from country to country. Construction projects are subject to cost overruns and delays not within the control of the operating company or the developmental stage project or its subcontractors, such as those caused by acts of governmental entities, financing delays and catastrophic occurrences. Delays also can arise from design changes and material or equipment shortages or delays in delivery. Accordingly, there can be no assurance that the operating companies or developmental stage projects will be able to complete current or future construction projects for the amount budgeted or within the time periods projected, or at all. Failure to complete construction for the amount budgeted or on a timely basis could jeopardize subscriber contracts, franchises or licenses and could have a material adverse effect on the Company. In particular, telecommunications licenses often are granted on the condition that network construction be completed or commercial operations be commenced by a specified date. Failure to comply with these deadlines could result in the loss or revocation of the licenses. In that regard, certain operating companies have failed to meet such deadlines in the past. Specifically, UTS, which provides ECTR services in the Visayas and Mindanao regions of the Philippines, failed to comply with the service date requirement contained in its provisional authority but subsequently cured such failure and was issued a final operating authority by the Philippine government in 1997. Similarly, in the Via 1 Project, because the Company and its proposed partners were unable to comply with operations commencement deadlines with respect to their licenses, they had to apply for, and have received, extensions of such deadlines. Although such failures have not to date led to the loss of any licenses, there can be no assurance that the relevant governmental authorities will not seek to revoke licenses as a result of these past defaults or refuse to grant deadline extensions to similar defaults occurring in the future, which could have a material adverse effect on the Company.

SUBSTANTIAL LEVERAGE

     As discussed above, the operating companies and developmental stage projects will require continuing sources of additional financing. Certain of the operating companies have substantial indebtedness and, to the extent that additional debt financing is available, such operating companies may incur additional indebtedness, and other operating companies or developmental stage projects may in the future incur substantial indebtedness, in relation to their respective base of equity capital. To the extent that any of the operating companies or developmental stage projects now has or in the future incurs a high level of indebtedness, such indebtedness will have important consequences to holders of the Common Stock, including (i) a possible restriction on such entity's ability to pay dividends or make other distributions to the Company,
(ii) a possible limitation on such entity's ability to obtain additional debt financing and (iii) a possible impairment of such entity's ability to react to changes in the industry and economic conditions generally.

COMPETITION

     Although the implementation of advanced wireless technologies is in the early stages of deployment in most developing countries, the Company believes that its business will become increasingly competitive, particularly as businesses and foreign governments realize the market potential of these wireless technologies. A number of large American, Japanese and European companies, including U.S.-based regional Bell operating companies ("RBOCs") and large international telecommunications companies, are actively engaged in programs to develop and commercialize wireless technologies in developing counties. In many cases, the Company will also compete against local land-line carriers, including government-owned telephone companies. Most of these companies have substantially greater financial and other resources, including research and development staffs and technical and marketing capabilities than the Company. The Company anticipates that there will be increasing competition for additional licenses and increased competition to the extent such licenses are obtained by others. Although the Company intends to employ relatively new technologies, there will be a continuing competitive threat from even newer technologies which may render the technologies employed by the Company obsolete.


                              Page 53 of 124 pages.

REGULATION

     The wireless services of the Company's operating companies and developmental stage projects are subject to governmental regulation, which may change from time to time. There can be no assurance that material and adverse changes in the regulation of the Company's existing or future operating companies or developmental stage projects will not occur in the future. To date, certain operating companies and developmental stage projects have been subject to foreign ownership restrictions, service requirements, restrictions on interconnection of wireless systems to government-owned or private telephone networks, subscriber rate-setting, technology and construction requirements, among others. These regulations may be difficult to comply with, particularly given demographic, geographic or other issues in a particular market. Further, changes in the regulatory framework may limit the ability to add subscribers to developing systems. An operating company's or developmental stage project's failure to comply with applicable governmental regulations or operating requirements could result in the loss of licenses or otherwise could have a material adverse effect on the Company.

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

TAX RISKS

     Distributions of earnings and other payments received from the Company's operating subsidiaries and affiliates are likely to be subject to withholding taxes imposed by the jurisdictions in which such entities are formed or operating. In general, a U.S. corporation may claim a foreign tax credit against its federal income tax expense for such foreign withholding taxes and foreign taxes paid directly by corporate entities in which the Company owns 10% or more of the voting stock. The ability to claim such foreign tax credits and to utilize net foreign losses is, however, subject to numerous limitations, and the Company may incur incremental tax costs as a result of these limitations or because the Company is not in a tax paying position in the U.S.

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

     If the Company were to make the QEF election, as described above, the Company would be required in each year that the PFIC qualification tests are met to include its pro rata share of the QEF's earnings as ordinary income and its pro rata share of the QEF's net capital gain as long-term capital gain, whether or not such amounts are actually


                              Page 54 of 124 pages.

distributed. The Company has not made any QEF elections with respect to any non-U.S. corporation in which it holds stock.

     The Company may also be required to include in its income for U.S. income tax purposes its proportionate share of the earnings of those foreign corporate subsidiaries that are classified as "controlled" foreign corporations without regard to whether distributions have been received from such companies.


                              Page 55 of 124 pages.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY


                                                                       PAGE
                                                                       ----
International Wireless Communications Holdings, Inc. and Subsidiary
  Independent Auditors' Reports........................................ F-2
  Consolidated Balance Sheets as of December 31, 1995 and 1996........  F-4
  Consolidated Statements of Operations for the years
    ended December 31, 1994, 1995, and 1996...........................  F-5
  Consolidated Statements of Stockholders' Equity (Deficit)
    for the years ended December 31, 1994, 1995 and 1996..............  F-6
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1994, 1995, and 1996.................................  F-7
  Notes to Consolidated Financial Statements..........................  F-9



       International Wireless Communications Holdings, Inc. ("IWC Holdings") is a holding company which conducts all of its operations through its wholly owned subsidiary, International Wireless Communications, Inc. and its subsidiaries ("IWC") and has no assets, liabilities or operations other than its investment in IWC as of December 31, 1996. Separate consolidated financial statements of IWC would be identical to the consolidated financial statements of IWC Holdings as of December 31, 1994 and 1995. As of December 31, 1996, the financial statements of IWC Holdings and IWC are identical except for a certain debt obligation, related warrants and debt issue costs related to the Debt Offering as hereinafter described which are recorded at the IWC Holdings level. IWC has executed an intercompany note to IWC Holdings in a principal amount equal to the net proceeds of the Debt Offering. Although separate financial statements of IWC would normally be required to be presented by Regulation S-X, they are not included as management believes they would not be meaningful due to the separately identifiable differences described above.

                       INDEPENDENT AUDITORS' REPORT

The Board of Directors

International Wireless Communications Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of International Wireless Communications Holdings, Inc. and subsidiary ("IWC Holdings") as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of IWC Holdings' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of PT Rajasa Hazanah Perkasa ("RHP"), an investment which is reflected in the accompanying consolidated financial statements using the equity method of accounting as of and for the years ended December 31, 1995 and 1996 (see Note 5). The investment in this company represents 25% and 17% of consolidated assets as of December 31, 1995 and 1996, respectively. The equity in its net loss was approximately $1,310,000 and $4,746,000 for the years ended December 31, 1995 and 1996, respectively. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for that company, is based on the report of other auditors.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

        In our opinion, based on our audit and the report of other auditors for 1995 and 1996, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IWC Holdings as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                   KPMG Peat Marwick LLP

San Jose, California
April 11, 1997

                      INDEPENDENT AUDITORS' REPORT

REPORT NO. 27181S

The Board of Directors and Stockholders
PT RAJASA HAZANAH PERKASA AND SUBSIDIARY


        We have audited the consolidated balance sheets of PT Rajasa Hazanah Perkasa and Subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of income and deficit and cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audit in accordance with auditing standards established by the Indonesian Institute of Accountants, which are substantially similar to the generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PT Rajasa Hazanah Perkasa and its subsidiary as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the Republic of Indonesia.

        Generally accepted accounting principles in Indonesia vary in certain respects with those in the United States of America. A description of the significant differences between those two generally accepted accounting principles and the approximate effects of those differences on net income and stockholders' equity are set forth in Notes 22 and 23 to the consolidated financial statements (not presented separately herein).


PRASETIO, UTOMO & CO.



Drs M.P. Sibarani
License No. SI.570/MK.17/1993

March 24, 1997

 INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1995 AND 1996
                 (In thousands, except share data)

                                ASSETS

                                              1995             1996
                                              ----             ----
Current assets:
  Cash and cash equivalents................ $25,398          $41,657
  Accounts receivable......................      --              348
  Notes receivable from affiliates.........     338              813
  Note receivable..........................      --            1,431
  Advances to affiliate....................     728               99
  License deposit..........................      --            5,255
  Investment in affiliate held for sale....      --            2,062
  Other current assets.....................     387            2,743
                                           --------         --------
      Total current assets.................  26,851           54,408

Property and equipment, net................   4,269           18,426
Investments in affiliates..................  52,280           68,394
Telecommunication licenses and other
  intangibles, net.........................  12,186           18,484
License deposit............................      --            3,042
Debt issuance costs, net...................      --            6,431
Other assets...............................      57              173
                                           --------         --------
      Total assets......................... $95,643         $169,358
                                           --------         --------
                                           --------         --------

    LIABILITIES, MINORITY INTERESTS, REDEEMABLE CONVERTIBLE PREFERRED
                  STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses....  $5,757           $7,313
  Notes payable to related party...........   1,800               --
  Note payable.............................   4,000               --
                                           --------         --------
      Total current liabilities............  11,557            7,313
Long-term debt, net........................      --           75,466
                                           --------         --------
      Total liabilities....................  11,557           82,779
Minority interests in consolidated
  subsidiaries.............................      --            5,685
Redeemable convertible preferred stock, $.01
  par value per share; 21,541,480 shares
  designated; 15,698,400 and 15,973,200
  shares issued and outstanding in 1995 and
  1996, respectively; net of note receivable
  from stockholder of $26 in 1995 and 1996;
  liquidation and minimum redemption value
  of $107,399 in 1996......................  98,845          103,021

Commitments and contingencies (Note 13)
Stockholders' deficit:
  Convertible preferred stock, $.01 par
    value per share; 1,200,000 shares
    designated; 1,200,000 and 933,200
    shares issued, and outstanding in 1995
    and 1996, respectively; liquidation
    value of $793..........................      12                9
  Common stock, $.01 par value per share;
    26,000,000 shares authorized;
    328,000 and 636,720 shares issued and
    outstanding in 1995 and 1996,
    respectively...........................       3                6
Additional paid-in capital.................     749           31,060
Note receivable from stockholder...........    (152)            (152)
Unrealized gain on investments.............      --               68
Cumulative translation adjustment..........      (1)             271
Accumulated deficit........................ (15,370)         (53,389)
                                           --------         --------
      Total stockholders' deficit.......... (14,759)         (22,127)
                                           --------         --------
      Total liabilities, minority
        interests, redeemable convertible
        preferred stock and stockholders'
        deficit............................ $95,643         $169,358
                                           --------         --------
                                           --------         --------

        See accompanying notes to consolidated financial statements.

    INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                               (In thousands)

                                      1994    1995        1996
                                      ----    ----        ----
Operating revenue .................    $-        $-       $869
Cost of revenue                         -         -      1,948
                                   -------  --------   --------
                                        -         -     (1,079)
Operating expenses:
   Selling, general and
     administrative expenses ......  2,481     6,365    17,333
   Equity in losses of affiliates .      -     3,756    11,783
   Minority interests in losses of
     consolidated subsidiaries ....      -        -       (275)
                                   -------  --------   --------
        Loss from operations ...... (2,481)  (10,121)  (29,920)
 Other income (expense):
   Interest income ................    106       232     1,823
   Interest expense ...............   (115)   (1,354)   (6,790)
   Other ..........................    (13)      (28)   (1,021)
                                   -------  --------  --------
        Net loss ..................$(2,503) $(11,271) $(35,908)
                                   -------  --------  --------
                                   -------  --------  --------


     See accompanying notes to consolidated financial statements.

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

                    (In thousands, except share data)

                                                                                                                      Note

                                        Convertible                                              Additional        receivable

                                      preferred stock                   Common Stock               paid-in            from
                                ---------------------------  ------------------------------
                                   Shares          Amount          Shares          Amount          capital         stockholder
                                -------------  ------------  ----------------  ------------    ---------------  ----------------
Balances as of December 31,
1993.........................       1,229,240  $         11         1,200,000  $         12    $         1,407  $             -

Conversion of Series A
 preferred stock to
 Series B redeemable
 preferred stock.............      (1,229,240)          (11)                -             -               (933)               -

Conversion of common
 stock to Series A
 preferred stock.............       1,200,000            12        (1,200,000)          (12)                 -                -

Issuance of common stock.....               -             -            76,080             1                151             (152)

Accretion of redeemable
 preferred stock.............               -             -                 -             -                  -                -

Net loss.....................               -             -                 -             -                  -                -
                                -------------  ------------  ----------------  ------------    ---------------  ----------------
Balances as of December 31,
1994.........................       1,200,000            12            76,080             1                625             (152)

Issuance of common stock.....               -             -           251,920             2                124                -

Accretion of redeemable
 preferred stock.............               -             -                 -             -                  -                -

Foreign currency
 translation.................               -             -                 -             -                  -                -

Net loss.....................               -             -                 -             -                  -                -
                                -------------  ------------  ----------------  ------------    ---------------  ----------------

Balances as of December 31,
1995.........................       1,200,000            12           328,000             3                749             (152)

Conversion of Series A
 preferred stock to
 common stock................        (266,800)           (3)          266,800             3                  -                -

Exercise of stock options....               -             -            41,920             -                 11                -

Issuance of warrants.........               -             -                 -             -             30,300                -

Unrealized gain on
 investments.................               -             -                 -             -                  -                -

Foreign currency
 translation.................               -             -                 -             -                  -                -

Accretion of redeemable
 preferred stock.............               -             -                 -             -                  -                -

Net loss.....................               -             -                 -             -                  -                -
                                -------------  ------------  ----------------  ------------    ---------------  ----------------
Balances as of December 31,
1996.........................         933,200  $          9           636,720  $          6    $        31,060  $          (152)
                                -------------  ------------  ----------------  ------------    ---------------  ----------------
                                -------------  ------------  ----------------  ------------    ---------------  ----------------


                                                                                   Total
                                   Unrealized    Cumulative                    stockholders'
                                    gain on     translation      Accumulated      equity
                                  investments   adjustment         deficit      (deficit)
                                -------------- ------------ ------------------ -------------
Balances as of December 31,
1993.........................   $           -  $          -  $         (1,005) $        425

Conversion of Series A
 preferred stock to
 Series B redeemable
 preferred stock.............               -             -                 -          (944)

Conversion of common
 stock to Series A
 preferred stock.............               -             -                 -             -

Issuance of common stock.....               -             -                 -             -

Accretion of redeemable
 preferred stock.............               -             -              (132)         (132)

Net loss.....................               -             -            (2,503)       (2,503)
                                -------------  ------------  ----------------  ------------

Balances as of December 31,
1994.........................               -             -            (3,640)       (3,154)

Issuance of common stock.....               -             -                 -           126

Accretion of redeemable
 preferred stock.............               -             -              (459)         (459)

Foreign currency
 translation.................               -            (1)                -            (1)

Net loss.....................               -             -           (11,271)      (11,271)
                                -------------  ------------  ----------------  ------------

Balances as of December 31,
1995.........................               -            (1)          (15,370)      (14,759)

Conversion of Series A
 preferred stock to
 common stock................               -             -                 -             -

Exercise of stock options....               -             -                 -            11

Issuance of warrants.........               -             -                 -        30,300

Unrealized gain on
 investments.................              68             -                 -            68

Foreign currency
 translation.................               -           272                 -           272

Accretion of redeemable
 preferred stock.............                                          (2,111)       (2,111)

Net loss.....................                                         (35,908)      (35,908)
                                -------------  ------------  ----------------  ------------

Balances as of December 31,
1996.........................   $          68  $        271  $        (53,389) $    (22,127)
                                -------------  ------------  ----------------  ------------
                                -------------  ------------  ----------------  ------------


          See accompanying notes to consolidated financial statements.

     INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      DECEMBER 31, 1994, 1995 AND 1996
                               (In thousands)

                                                                 1994       1995        1996
                                                                 ----       ----        ----
Cash flows from operating activities:
  Net loss ................................................    $(2,503)   $(11,271)   $(35,908)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation ..........................................         15          37         732
    Amortization of telecommunication licenses and other
      intangibles .........................................         40         294       1,103
    Amortization of debt issuance costs ...................          -           -         369
    Amortization of long-term debt discount ...............          -           -       5,764
    Equity in losses of affiliates ........................          -       3,756      11,783
    Minority interest in losses of consolidated subsidiaries         -           -         275
    Unrealized gain on investments ........................          -           -          68
    Changes in operating assets and liabilities:
       Accounts receivable ................................          -           -        (138)
       Other current assets ...............................          5        (350)     (2,342)
       Accounts payable and accrued expenses ..............         45       5,557       1,246
                                                              --------     --------   --------
         Net cash used in operating activities ............     (2,398)     (1,977)    (17,048)
                                                              --------     --------   --------
Cash flows from investing activities:
    Issuances of notes receivable from affiliates .........          -           -      (1,058)
    Repayment of notes receivable from affiliates .........     (2,245)       (113)        583
    Issuance of note receivable ...........................          -           -      (3,231)
    Repayment of note receivable ..........................          -           -       1,800
    Advances to affiliate .................................          -        (728)     (1,921)
    Purchases of property and equipment ...................        (88)     (4,218)     (8,657)
    Purchase of TeamTalk Limited ..........................          -           -      (3,198)
    Investments in affiliates .............................     (3,704)    (19,589)    (31,943)
    Minority interest in consolidated subsidiaries ........          -           -       5,410
    Purchase of telecommunication licenses
     and other intangibles ................................          -     (12,153)     (5,772)
    License deposits ......................................          -           -      (8,297)
    Other assets ..........................................       (169)         70         100
                                                              --------     --------   --------
         Net cash used in investing activities ............     (6,206)    (36,731)    (56,184)
                                                              --------     --------   --------
 Cash flows from financing activities:
    Proceeds from issuance of notes payable ...............      5,180      28,138           -
    Repayment of notes payable ............................     (2,060)     (2,050)     (4,000)
    Net proceeds from issuance of stock and warrants ......     15,122      27,720      30,300
    Proceeds from revolving credit facility ...............          -           -       7,000
    Repayment of revolving credit facility ................          -           -      (7,000)
    Exercise of stock options .............................          -           -          11
    Debt issuance costs ...................................          -           -      (6,800)
    Proceeds from issuance of long-term debt ..............          -           -      69,702
                                                              --------     --------   --------
         Net cash provided by financing activities ........     18,242      53,808      89,213
                                                              --------     --------   --------
 Effect of foreign currency exchange rates on cash
   and cash equivalents ...................................          -           -         278
                                                              --------     --------   --------
 Net increase in cash and cash equivalents ................      9,638      15,100      16,259
 Cash and cash equivalents at beginning of year ...........        660      10,298      25,398
                                                              --------     --------   --------
 Cash and cash equivalents at end of year .................    $10,298     $25,398     $41,657
                                                              --------     --------   --------
                                                              --------     --------   --------

     INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      DECEMBER 31, 1994, 1995 AND 1996
                               (In thousands)

                                                                 1994       1995        1996
                                                                 ----       ----        ----
Supplemental cash flow information:
  Cash paid for interest .................................        $103        $949        $662
                                                              --------     --------   --------
                                                              --------     --------   --------
Noncash financing and investing activities:

Conversion of loans to equity ............................      $3,380     $24,307      $2,052
                                                              --------     --------   --------
                                                              --------     --------   --------
Conversion of note receivable to investment in affiliate .           -      $2,020          -
                                                              --------     --------   --------
                                                              --------     --------   --------
Note receivable from sale of stock .......................        $178           -          -
                                                              --------     --------   --------
                                                              --------     --------   --------
Exchange of preferred stock for investment in affiliates .           -     $25,000          -
                                                              --------     --------   --------
                                                              --------     --------   --------
Exchange of common stock for investment in CTP ...........           -        $125          -
                                                              --------     --------   --------
                                                              --------     --------   --------
Note payable assumed in connection with RHP investment ...           -      $4,000          -
                                                              --------     --------   --------
                                                              --------     --------   --------
Effect of net assets of TeamTalk Limited previously
 accounted for by the equity method ......................           -           -      $4,395
                                                              --------     --------   --------
                                                              --------     --------   --------



       See accompanying notes to consolidated financial statement.

    INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995 AND 1996

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

        International Wireless Communications Holdings, Inc. ("IWC Holdings") was incorporated in Delaware in July 1996 as a holding company whose primary assets are all of the issued and outstanding capital stock of International Wireless Communications, Inc. ("IWC" or "the Company") and a note receivable from IWC in a principal amount equal to the net proceeds from the Debt Offering (see Note 9). IWC was incorporated in Delaware in January 1992 and develops, owns and operates wireless communications companies in emerging markets in Asia and Latin America. These local wireless businesses ("LWBs") provide a variety of communications services, including enhanced capacity trunked radio ("ECTR"), wireless local loop ("WLL"), cellular and paging. Together with local and strategic partners, IWC has interests in Brazil, China, India, Indonesia, Malaysia, Mexico, New Zealand, Pakistan, Peru, and the Philippines.

        The Company's operations to date have principally been in the early stage development of LWBs. In addition, the Company intends to pursue aggressively additional investment opportunities. The Company's existing cash balance is sufficient to meet its operating and contractual obligations for the next fiscal year. It is not sufficient, however, to meet the Company's business objective of participation in additional equity rounds to finance the infrastructure buildout of its operating and nonoperating LWBs. The ability of the Company to make additional investments is dependent on available external financing. In the event the Company is unable to obtain external financing it may ultimately be unable to either maintain its existing ownership interests or fully realize the underlying LWBs potential.

        Subsequent to the formation of IWC Holdings, IWC Holdings and IWC completed a reorganization in which IWC became a wholly owned subsidiary of IWC Holdings through the conversion of each share of the then outstanding capital stock of IWC into forty shares of the corresponding class and series of stock of IWC Holdings (the "Stock Conversion"). All data related to shares and per share amounts for all periods presented have been adjusted to reflect the effect of the reorganization and the Stock Conversion.

        Consistent with industry practice, the Company considers itself to be operating in one business segment.

BASIS OF CONSOLIDATION

        The accompanying consolidated financial statements include the accounts of IWC, its wholly owned subsidiaries, Servicos de Radio Comunicacoes Ltda. ("SRC"), TeamTalk Limited ("TeamTalk"), New Zealand Wireless Limited ("New Zealand Wireless"), International Wireless Communications Asia Holdings, B.V. ("IWC Asia") and International Wireless Communications Latin America Holdings, Limited ("IWC Latin America"), and four majority owned subsidiaries, M/S Mobilcom (Pte) Ltd. ("Mobilcom Pakistan"), PeruTel S.A. ("PeruTel"), Star Telecom Overseas (Cayman Islands) Limited ("STOL"), and Promociones Telefonicas S.A. ("Protelsa"). In February 1996, the Company, through a joint venture agreement, entered into a wireless data business and established Wireless Data Services, Ltd. ("WDS"). This entity, although 50% owned by the Company, has also been consolidated in the accompanying consolidated financial statements. Effective April 30, 1996, the Company acquired the remaining 50% interest of TeamTalk, and as such, the accompanying consolidated balance sheet as of December 31, 1996 also includes the accounts of TeamTalk. The consolidated statement of operations for the year ended December 31, 1996 also includes the accounts of the now wholly owned TeamTalk subsidiary since April 30, 1996, the effective date of the acquisition (see Note 5). Prior to May 1, 1996, the consolidated financial statements reflect TeamTalk as an investment accounted for under the equity method. In August 1996, IWC acquired a 70% interest in STOL, and as such, the accompanying consolidated balance sheet as of December 31, 1996 also includes the accounts of STOL. The consolidated statement of operations for the year ended December 31, 1996 also includes the accounts of STOL since the
date of acquisition.   In December 1996, IWC acquired a 66% interest in
Protelsa, and as such, the accompanying consolidated balance sheet as of December 31, 1996 also includes the accounts of Protelsa. The consolidated statement of operations for the year ended December 31, 1996 also includes the accounts of Protelsa since the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

        The functional currency for the Company's foreign operating entities is the applicable local currency, except for those entities located in highly inflationary countries. Translation from the applicable foreign currencies to U.S. dollars is performed for monetary assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translation, if material, are included in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income. For non-operating foreign investees and for the Company's investee in Brazil, a highly inflationary country, the functional currency is the U.S. dollar. Remeasurement adjustments for foreign entities, where the U.S. dollar is the functional currency, and exchange gains and losses arising from transactions denominated in a currency other than the functional currency, are included in other income and are not material in any of the years presented.

REVENUE RECOGNITION

        Revenue includes primarily access and usage charges for subscriber units under service agreements with the Company's consolidated subsidiaries that have commenced operations. The terms of these service agreements range from monthly to 36 month periods.

CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid instruments with a maturity of 90 days or less at the time of acquisition to be cash equivalents.

        The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and has classified its investments in certain debt and equity securities as "available for sale". Such investments are recorded at fair value, with unrealized gains and losses reported as a separate component of stockholders' deficit. The cost of securities sold is based upon the specific identification method.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at original cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years for non-telecommunication equipment and ten years for telecommunication equipment.

INVESTMENTS IN AFFILIATED COMPANIES

        Investments in affiliated companies consist of the costs incurred to acquire development stage projects or interests in entities that have been awarded telecommunication licenses to provide various wireless telecommunication services.

        The cost method of accounting is used for the Company's investments in affiliated companies where the Company's voting interest is less than 20% and the Company does not exert significant influence. Under the cost method, the investment is recorded at cost, and income is recognized only to the extent distributed by the investee as dividends. No such dividends were declared or distributed for the years ended December 31, 1994, 1995 and 1996. Write-downs to the recorded historical cost are recognized when the Company believes that a permanent impairment in value has occurred.

        Where the Company's voting interest is 20% to 50% and the Company does not exercise control, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the investee, limited, in the case of losses, to the extent of the Company's investment therein, and the amortization of telecommunication licenses and other intangibles, if any. The amount of the purchase price that exceeded the fair value of the Company's percentage ownership of the equity investee's tangible assets at the date of acquisition reflects the existence of intangible assets of the equity investee. The primary intangible asset of each equity investee consists of the equity investee's telecommunication licenses or rights to participate in such licenses. Amounts attributable to other intangibles, such as workforce, customer lists, and agreements with local companies for transmitter and antenna locations, are not material. Accordingly, the Company has accounted for the excess purchase price as attributable to primarily telecommunication licenses and participation rights and amortizes such intangibles generally over a period of 20 years. To the extent that goodwill exists, the Company believes that the difference in amortization lives between telecommunication licenses and goodwill would not have a material effect on the accompanying financial statements. In some cases, the terms of the licenses held by the equity investees are less than twenty years. However, the Company believes that it will be able to renew the licenses indefinitely if it builds out the infrastructure and establishes commercial service. The costs of license renewal are expected to be nominal.

        The Company consolidates entities it controls, generally through greater than 50% ownership interest.

TELECOMMUNICATION LICENSES AND OTHER INTANGIBLES

        The Company has acquired majority ownership interest in various LWBs. These acquisitions have been accounted for under the purchase method and are included in the accompanying consolidated financial statements. The amount of the purchase price that exceeded the underlying fair value of the Company's pro rata ownership in the LWB's net tangible assets at the date of acquisition represents the level of intangible assets of the LWB. The primary intangible asset of each LWB consists of the LWB's telecommunication licenses or rights to participate in such licenses. Given the early stage nature of the acquired entities, amounts attributable to other intangibles, such as workforce, customer lists, and agreements with local companies for transmitter and antenna locations, are not deemed material. Accordingly, the Company has accounted for the excess purchase price as attributable primarily to telecommunication licenses and participation rights. To the extent that goodwill exists, the Company believes that the difference in amortization lives between licenses and goodwill would not have a material effect on the accompanying financial statements. Licenses are amortized generally over a period of 20 years, commencing upon the date of completion of the acquisition. In some cases, the terms of the licenses held by the LWB's are less than twenty years. However, the Company believes that it will be able to renew the licenses indefinitely if it builds out the infrastructure and establishes commercial service. The costs of license renewal are expected to be nominal. Amortization expense was approximately $40,000, $294,000, and $1,103,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

STOCK-BASED COMPENSATION

        The Company uses the intrinsic value-based method of Accounting Principles Board ("APB") Opinion No. 25 to account for all of its employee stock-based compensation plans.

INCOME TAXES

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.

BUSINESS AND CREDIT CONCENTRATIONS AND RISK FACTORS

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company's investments are comprised of investment grade short-term debt instruments. Management believes that the financial risks associated with such deposits are minimal.

        Included in the Company's consolidated balance sheet as of December 31, 1995 and 1996, are long-term investments in various LWBs in such developing countries as Brazil, China, India, Indonesia, Malaysia, Pakistan, New Zealand, Peru, and the Philippines (see Note 14). These investments make up a significant portion of IWC's balance sheet (see Note 5).

        Each IWC affiliate has a unique and distinct market, operating environment, and local economy with different subscription rates and costs to build and operate the systems. Achieving each operating plan is dependent upon successfully contending not only with normal risks associated with constructing and operating wireless properties, but also risks unique to operating in foreign emerging countries, such as regulatory compliance, contractual restrictions, labor laws, expropriation, nationalization, political, economic or social instability, and confiscatory taxation.

        The Company anticipates that it will often have a minority interest in operating companies, in part because applicable laws often limit foreign investors to minority equity positions. As such, the Company may be unable to access the cash flow, if any, of its operating companies. Additionally, the Company's ability to sell or transfer its ownership interest in its operating companies is generally subject to limitations based on agreements with its strategic and financial partners, as well as provisions in local operating licenses and local government regulations that may prohibit or restrict the transfer of the Company's ownership interest in such operating companies.

        The Company's ability to retain and exploit its existing telecommunication licenses, and to obtain new licenses in the future, is essential to the Company's operations. However, these licenses are typically granted by governmental agencies in developing countries, and there can be no assurance that these governmental agencies will not seek to unilaterally limit, revoke, or otherwise adversely modify the terms of these licenses in the future, any of which could have a material adverse effect on the Company, and the Company may have limited or no legal recourse if any of these events were to occur. In addition, licenses typically require renewal from time to time and there can be no assurance that renewals to these licenses will be granted.

        Most of the LWBs currently operating have incurred operating losses and negative cash flow from operations since inception, and the Company expects that most of its operating companies will continue to generate operating losses and negative cash flow from operations for the foreseeable future and accordingly, the Company expects its losses to increase. Most of these operating companies have only recently initiated providing commercial services and have a limited subscriber base. This is not uncommon in the wireless telecommunications industry, which requires significant capital investments in the initial years prior to obtaining a sufficient subscriber revenue base to support operations. Achievement of positive cash flow from operations will depend on successful execution of management's business plans. Those plans assume significant additional capital investment, in some cases, to expand the wireless network. There can be no assurance that such funding capacity will be available in the future.

RECOVERABILITY OF LONG-LIVED ASSETS

        In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. In 1996, the Company wrote off its investments in HFCL Mobile Radio, Ltd. ("HFCL") and PT Binamulti Visualindo ("PTBV") of $320,000 and $205,000, respectively, based on management's decisions to no longer pursue such projects.

        The recoverability of property and equipment, investments in equity and cost investee companies is dependent upon the successful build-out of system infrastructure, obtaining additional licenses by investee companies, and successful development of systems in each of the respective markets in which the Company's investees operate or through the sale of such assets.

ACQUISITION, TRANSACTION, AND DEVELOPMENT COSTS

        The Company expenses direct and incremental costs incurred relative to pursuing potential investments due to the relative uncertainty of the future realization of such costs principally due to the nature of early stage development projects in foreign countries.

RECLASSIFICATIONS

        Certain amounts in the accompanying 1994 and 1995 consolidated financial statements have been reclassified to conform with the 1996 consolidated financial statement presentation.

(2) CASH AND CASH EQUIVALENTS

        The Company has invested in a variety of short-term, highly liquid investments all with original maturities of 90 days or less. As of December 31, 1995, the Company had cash of $449,000 and cash equivalents consisting of money market mutual funds totaling $24,949,000. As of December 31, 1996, the Company had cash of $11,811,000, and cash equivalents consisting of money market mutual funds and U.S. government and agency obligations totaling $3,009,000 and $26,837,000, respectively. Unrealized gains on U.S. government and agency obligations of $68,000 is included as a component of stockholders' deficit on the accompanying consolidated balance sheet as of December 31, 1996.

(3) BALANCE SHEET COMPONENTS

        Balance sheet components as of December 31 are as follows (in thousands):

                                            1995        1996
                                            ----        ----
 Other current assets
   Employee receivables..................    $109        $179
   Taxes receivables.....................       -         820
   Other receivables.....................     153       1,373
   Prepaid expenses and other............     125         371
                                          -------    --------
                                             $387      $2,743
                                          -------    --------
                                          -------    --------

 Property and equipment
   Furniture and fixtures................     $40        $320
   Computer and office equipment.........     126         935
   Automobiles...........................      34         197
   Leasehold improvements................       -         276
   Telecommunication equipment...........       -       9,930
   Construction in process...............   4,125       7,620
                                          -------    --------
                                            4,325      19,278
   Less accumulated depreciation.........      56         852
                                          -------    --------
      Property and equipment, net........  $4,269     $18,426
                                          -------    --------
                                          -------    --------
 Telecommunication licenses and other
  intangibles
   SRC/Via 1 project.....................  $6,714      $6,680
   Mobilcom Pakistan.....................   5,439       5,439
   TeamTalk..............................       -       1,760
   STOL..................................       -       3,965
   Protelsa..............................       -       1,557
   WDS...................................       -         221
   Other.................................     200         200
                                          -------    --------
                                           12,353      19,822
   Less accumulated amortization.........     167       1,338
                                          -------    --------
      Telecommunication licenses and
        other intangibles, net........... $12,186     $18,484
                                          -------    --------
                                          -------    --------

 Accounts payable and accrued expenses
   Accounts payable...................... $     -      $5,163
   Professional services.................   3,041         718
   Employee compensation and benefits....     189         619
   Equipment purchases...................   1,719          27
   Remaining TeamTalk purchase price.....       -         156
   Payable to UTS........................       -         178
   Other.................................     808         452
                                          -------    --------
                                           $5,757      $7,313
                                          -------    --------
                                          -------    --------

(4) INVESTMENTS IN AFFILIATE HELD FOR SALE

       In June 1996, the Company entered into a put-call agreement (the Agreement) with various other shareholders of Corporacion Mobilcom, S.A. de C.V. ("Mobilcom Mexico") with the intention of selling its entire 2.23% shareholding of Mobilcom Mexico to one of the other shareholders of Mobilcom Mexico. The sale of the Company's investment will be triggered by any one of a variety of put events (as defined) in the Agreement, the earliest of which will occur on October 24, 1997, which is one year after the effective date of the Agreement. The Company carries this investment at its historical cost of $2,062,000. The Company anticipates that the sale price of this investment will exceed its historical cost.

(5) INVESTMENTS IN AFFILIATES

       The Company's investments in affiliates represent interests in various LWBs in several developing countries. These investments are accounted for under the equity or cost methods of accounting.

EQUITY INVESTMENTS

       For those investments in companies in which the Company's voting interest is 20% to 50%, or for investments in companies in which the Company exerts significant influence through board representation and management authority even if its ownership is less than 20%, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of losses of affiliates, limited to the extent of the Company's investment in and advances to affiliates, including any debt guarantees or other contractual funding commitments. All affiliated companies have fiscal years ended December 31. Investments in affiliated companies are as follows as of December 31, 1995 and 1996 (dollars in thousands):



                                                         Investments
                                           Percentage   in affiliated                Equity in losses of affiliates
             Affiliated                        of          companies     Additional  -------------------------------
Country       Company                       ownership       1994        investment   Amortization     Losses (gains)
---------    ----------                    -----------   -------------  ----------   ------------     --------------
             Syarikat Telefon Wireless
Malaysia     ("STW")                           30% (1)     $1,400         $20,770       $  638              $ 1,291

             PT Rajasa Hazanah Perkasa
Indonesia    ("RHP")                           25%               -         25,530          319                  991

New Zealand  TeamTalk                          50%             284          2,569            7                  508

India        HFCL                              49%               -            243            1                    -

Indonesia    PTBV                              49%                -           206            1                    -
                                                             ------      --------      -------              -------
                                                             $1,684       $49,318        $ 966               $2,790
                                                             ------      --------      -------              -------
                                                             ------      --------      -------              -------

                                                     Portion of
                                                     investment
                                                    exceeding the
                                                   Company's share
                               Investments        of the underlying
                              in affiliated           historical
               Affiliated       companies            net assets
Country         Company           1995                  1995
----------     ----------     -------------        -----------------
Malaysia       STW             $   20,241             $ 16,821

Indonesia      RHP                 24,220               23,361

New Zealand    TeamTalk             2,338                1,526

India          HFCL                   242                  242

Indonesia      PTBV                   205                  205
                                ---------              -------
                                  $47,246              $42,155
                              ---------              -------
                              ---------              -------


                                                         Investments
                                           Percentage   in affiliated                Equity in losses of affiliates
             Affiliated                        of          companies     Additional   ------------------------------
Country       Company                       ownership       1995        investment   Amortization     Losses (gains)
---------    ----------                    -----------   -------------  ----------   ------------     --------------

Malaysia     STW                               30% (1)     $20,241        $ 1,201 (2)   $  969            $ 3,563

Indonesia    RHP                               28% (3)      24,220          8,556 (3)    1,278              3,468

             Star Digitel Limited
China        ("SDL")                           40%               -         20,000          347              1,000

             Universal Telecommunications
Philippines  Service, Inc. ("UTS")             19%                -         1,906 (4)       51                (20)

New Zealand  TeamTalk                         100% (5)        2,338        (1,736)           -                602

India        HFCL                              49% (6)          242            78          320                    -

Indonesia    PTBV                              49% (6)          205             -          205                    -
                                                            -------      --------      -------              -------
                                                            $47,246       $30,005       $3,170               $8,613
                                                            -------      --------      -------              -------
                                                            -------      --------      -------              -------

                                                     Portion of
                                                     investment
                                                    exceeding the
                                                   Company's share
                               Investments        of the underlying
                              in affiliated           historical
               Affiliated       companies            net assets
Country         Company           1996                  1996
----------     ----------     -------------        -----------------
Malaysia        STW            $   16,910             $ 15,852

Indonesia       RHP                28,030               28,030

China           SDL                18,653               10,653

Philippines     UTS                 1,875                  882

New Zealand     TeamTalk                -                    -

India           HFCL                    -                    -

Indonesia       PTBV                    -                    -
                                ---------              -------
                                  $65,468              $55,417
                                ---------              -------
                                ---------              -------


-------------------------

(1) The Company, along with other STW shareholders, agreed to provide certain support in connection with a Malaysian Ringgit 91,000,000 (approximately $35,968,000) senior credit facility obtained by STW from a Malaysian bank (see Note 13).

(2) In October 1996, the Board approved and the Company funded $1,201,000 to STW as the Company's pro rata share of a capital call.

(3) In October 1996, the Company paid $8,556,000 to increase its interest in RHP to 29.2%, thereby increasing its indirect interest in Mobisel to 20.4%. In December 1996, Nissho Iwai International (Singapore) Pte. Ltd. purchased 3% of RHP, diluting the Company's ownership in RHP to 28.3%, thereby decreasing its indirect interest in Mobisel to 19.8%.

(4) Reflects an additional investment of $532,000, of which $354,000 was paid in 1996 and the remainder was paid in January 1997, pursuant to an agreement dated September 25, 1996. This investment was previously accounted for as a cost investment.

(5) Reflects acquisition of the remaining 50% of Team Talk, effective April 30, 1996, pursuant to an agreement dated June 24, 1996.

(6) This investment was fully written off during 1996 based on management's decision to no longer pursue the project.

        The Company acquired its interest in RHP, HFCL, and PTBV during 1995 and accounted for them using the purchase method.

        In June 1996, the Company entered into an agreement with the other 50% owner of TeamTalk to acquire their 1,700,000 shares of TeamTalk's common stock, as well as to assume TeamTalk's indebtedness to the shareholder totaling $3,022,000, for a purchase price of approximately $3,198,000. The transaction was accounted for by the purchase method effective April 30, 1996, with the majority of the purchase price paid in July 1996. As of December 31, 1996, TeamTalk is consolidated into the financial statements of the Company as a wholly owned subsidiary. In connection with the incremental investment, the Company reclassified the associated unamortized portion of investment exceeding the Company's share of underlying historical net assets to telecommunication licenses and other intangibles. The fair value of the assets acquired and the liabilities assumed in connection with the acquisition were $8,327,000 and $3,584,000, respectively.

        In September 1996, IWC entered into a subscription agreement (the "SDL Subscription Agreement") with Star Telecom Holding Limited ("STHL"), the Company's partner in STOL, to purchase a 40% equity interest in SDL for an aggregate purchase price of $20 million and accounted for by the purchase method. Pursuant to the Subscription Agreement, in September 1996, IWC also entered into an escrow agreement (the "SDL Escrow Agreement") and deposited, in escrow, $9 million of the $20 million purchase price. In November 1996, in connection with the closing of the Company's acquisition of an equity interest in SDL, the $9,000,000 held in escrow pursuant to the SDL Subscription Agreement and the SDL Escrow Agreement was released to STHL, and the Company funded an additional $11,000,000 to acquire its 40% interest in SDL for an aggregate purchase price of $20,000,000 and assigned $11,000,000 representing the amount of the purchase price that exceeded the fair value of the Company's percentage ownership of SDL's tangible net assets to participation rights in SDL's underlying projects.

        In October 1996, the Company paid $8,556,000 to increase its interest in RHP to 29.2% and accounted for this additional acquisition using the purchase method. The Company assigned the entire amount of the purchase price to the telecommunication license as the purchase price exceeded the fair value of the Company's percentage ownership of RHP's tangible net assets in full at the date of purchase. In December 1996, Nissho Iwai International (Singapore) Pte. Ltd. Purchased 3% of RHP, diluting the Company's ownership interest in RHP down to 28.3%.

        In October 1996, the Company paid $1,000,000 for an option to purchase 50% of Laranda Sdn Bhd, a 10% shareholder of STW, for an exercise price of $7,200,000 and certain other contractual rights. The Company, at its discretion, allowed the option to lapse on November 6, 1996 and subsequently expensed the entire $1,000,000, which is classified as other expense in the accompanying consolidated statement of operations.

        The following condensed financial statement data, presented in accordance with U.S. generally accepted accounting principles and stated in U.S. dollars for significant affiliated companies accounted for by the equity method, has been derived from audited financial statements. The financial information pertaining to RHP was derived from financial statements audited by other auditors. This information is as follows (in thousands):

                                            AS OF AND FOR THE YEAR ENDED
                                                   DECEMBER 31, 1995
                                                   -----------------
                                           STW          RHP(A)     TEAMTALK
                                           ---          ------     --------
 Current assets........................   $2,611        $5,316         $213
 Noncurrent assets.....................   33,299        21,336        6,307
 Current liabilities...................    2,988        17,496        3,933
 Noncurrent liabilities................   21,925         6,257        1,492
 Net revenues..........................      749         5,463          348
 Net loss..............................   (5,898)       (3,186)      (1,490)

                                                  AS OF AND FOR THE YEAR ENDED
                                                         DECEMBER 31, 1996
                                                         -----------------
                                           STW           RHP       TEAMTALK(B)    SDL
                                           ---          ------     --------       ---
  Current assets........................    $820       $13,354            -     $11,215
  Noncurrent assets.....................  41,686        64,556            -      55,617
  Current liabilities...................   6,909        23,341            -      12,460
  Noncurrent liabilities................  33,526        63,834            -      47,817
  Net revenues..........................   1,858        10,268            -         436
  Net loss.............................. (11,873)      (12,072)           -      (2,618)

-------------

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

COST INVESTMENTS

        The Company uses the cost method of accounting for two other investments as of December 31, 1996. They are PT Mobilkom Telekomindo ("Mobilkom") and RPG Paging Services Limited ("RPSL"), the latter of which the Company acquired in August 1996 as part of IWC's acquisition of STOL. As of December 31, 1996, the Company's indirect ownership percentages in these entities are 15% and 7%, respectively. Both are operating entities.

        Prior to September 25, 1996, the Company accounted for UTS as a cost investment. On September 25, 1996, the Company increased its ownership interest to 19%, excluding its 3% incentive option, and as such, changed its method of accounting to the equity method, as the Company felt it commenced to exert significant influence. It is anticipated that the Company will further increase its ownership percentage in the future.

        The Company's carrying value of these investments as of December 31 are as follows (in thousands):

                                               1995          1996
                                               ----          ----

                   Mobilcom Mexico.......... $ 2,062        $    -
                   Mobilkom.................   1,500         1,500
                   UTS......................   1,472             -
                   RPSL.....................       -         1,426
                                             -------        ------
                                             $ 5,034        $2,926
                                             -------        ------
                                             -------        ------

        The Company considers these investments to be long-term in nature and are not held for trading purposes. During 1996, the Company decided to offer Mobilcom Mexico for sale and has reclassified this investment as a current asset (see Note 4).

PRO FORMA SUMMARY

        The following unaudited pro forma summary combines the consolidated results of operations of the Company as if (i) TeamTalk had been a wholly owned consolidated subsidiary since January 1, 1995, (ii) ownership in STW and RHP had been 30% and 28.3%, respectively, since January 1, 1995, (iii) the merger with Vanguard International Telecommunications, Inc. ("VIT"), a wholly owned subsidiary of Vanguard (see Note 6) had occurred on January 1, 1995, (iv) the acquisition of STOL had occurred at January 1, 1995, (v) the acquisition of SDL had occurred at January 1, 1995, and (vi) the acquisition of Protelsa had occurred at January 1, 1995.

        This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company had acquired the entities as of January 1, 1995.

        Unaudited pro forma consolidated results of operations for the various acquisitions and mergers as described above are as follows (in thousands):

                                                            FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                               ------------
                                                           1995         1996
                                                           ----         ----
    Revenues ............................................    $369      $1,161
    Net loss ............................................ (17,068)    (40,830)

(6) RELATED PARTY TRANSACTIONS

ADVANCES TO AFFILIATES

        The advances to affiliate as of December 31, 1995 represented advances to TeamTalk in the amount of $728,000. As a result of the acquisition of the remaining 50% interest in TeamTalk, the Company eliminates advances to TeamTalk in consolidation.

        In January 1996, the Company advanced Philippine Peso 2,612,000 or approximately $99,000 to UTS. The advance is interest-free with no stated terms. Management believes the advance will be repaid during 1997.

NOTES RECEIVABLE FROM AFFILIATES

        Notes receivable from affiliates as of December 31, 1995, consisted primarily of a note due from Mobilcom Mexico for $158,000, which earns interest at 6% per annum; and an interest-free note due from RHP for $128,000.

        Notes receivable from affiliates as of December 31, 1996, consisted primarily of the note due from Mobilcom Mexico for $158,000, plus cumulative accrued interest of $20,000; and a series of interest-free promissory notes loaned to PT Mobile Selular Indonesia ("Mobisel"), an entity which the Company indirectly owns 19.8% through its investment in RHP, totaling
$635,000.   In April 1997, the Company collected the $635,000 note receivable from Mobisel. The Company expects to collect the note receivable from Mobilcom Mexico during 1997.

NOTES PAYABLE TO RELATED PARTY

        Notes payable to a related party as of December 31, 1995, consisted of two notes payable to Vanguard Cellular Operating Corp. ("Vanguard"), the Company's largest stockholder, each in the amount of $900,000 plus accrued interest and bearing interest at 9% compounded annually. The notes were due on the earlier of April 26, 1996 or the close of an initial public offering. On April 26, 1996, these notes, plus $252,000 of accrued interest, were converted into 274,800 shares of the Company's Series D Redeemable Convertible Preferred Stock.

VANGUARD MERGER

        On December 18, 1995, the Company merged with Vanguard International Telecommunications, Inc. ("VIT") (See Note 11), a wholly owned subsidiary of Vanguard. Prior to this merger, Vanguard owned 10.46% of the Company and provided a variety of services relating to the formation, development and operation of the Company's wireless communication businesses. In exchange for 3,972,240 shares of Series E Redeemable Convertible Preferred Stock with a liquidation preference of $6.29 per share, the Company acquired VIT's interests in TeamTalk and VIT's rights to acquire an interest in various international LWBs. The liquidation value was equal to the fair market value of the Series E preferred stock on the date of the merger. The resulting total value of $25,000,000, was allocated to the various LWBs based on their respective stage of development and an independent valuation study of the LWBs. As a result of this merger, Vanguard increased its ownership position to approximately 36% and continues to provide the services described above. The original cost to Vanguard of the net assets acquired by IWC in the merger was approximately $550,000. The value of these assets, however, appreciated significantly over time as licenses were subsequently granted, joint ventures and other strategic alliances formed and business plans developed.

        The excess of the allocated portion of the merger value to TeamTalk over the net book value of TeamTalk was attributed to telecommunication licenses and other intangibles. This excess amounted to $1,712,000 and is amortized on a straight-line basis over 20 years.

        The Company also acquired VIT's rights to participate in RHP, SRC, Mobilcom, HFCL and PTBV and other yet to be developed projects. Approximately $23,288,000 in aggregate was allocated to telecommunication licenses and other intangibles in the LWBs based on their relative stage of development. These amounts are amortized on a straight-line basis over 20 years.

REVOLVING CREDIT FACILITY

        On July 26, 1996, the Company entered into a Loan Agreement (the "1996 TD Loan Agreement") with Toronto Dominion (Texas), Inc., an affiliate of Toronto Dominion Capital (U.S.A.), Inc., a stockholder of the Company, providing for a $10.0 million revolving credit facility. Subject to the terms and conditions of the 1996 TD Loan Agreement, IWC was able to borrow funds in an initial amount of at least $2,000,000 and additional amounts in multiples of at least $1,000,000. All borrowings were evidenced by a promissory note bearing interest at a specified base rate plus a margin increasing from 2.25% to 3.75% over the term of the facility or a specified LIBOR rate plus a margin increasing from 3.5% to 5.0% over the term of the facility and were due in July 1997, subject to mandatory repayment, without premium, from the net proceeds from any public or private sale of debt or equity securities, the net proceeds from certain asset sales by the Company or its subsidiaries, or certain other events. The obligations of the Company under the 1996 TD Loan Agreement and the note issued pursuant thereto were secured by a pledge by the Company of all capital stock of the Company's subsidiaries and affiliates. On July 26, 1996, IWC borrowed $7,000,000 under the 1996 TD Loan Agreement. On August 15, 1996, this amount, plus interest and fees, was repaid in full with the proceeds from the Debt Offering (see Note 9).

OTHER RELATED PARTY TRANSACTIONS

        The Company has entered into arrangements with certain of the operating companies whereby the Company is reimbursed for direct costs, primarily salary and out-of-pocket costs, associated with technical, financial and administrative support provided by the Company. These amounts have been recorded as an offset to general and administrative expenses on the accompanying consolidated statements of operations. For the years ended December 31, 1994, 1995 and 1996, expense reimbursements were not material.

(7) NOTE RECEIVABLE

        On June 6, 1996, the Company loaned $3,080,000 to a co-shareholder of Mobilcom Mexico, a trunked radio services operator in Mexico. The loan, in the form of a promissory note, accrues interest at 13% per annum and is due upon written demand by the Company. The Company believes that this loan may facilitate future strategic investments in projects in which this co-shareholder is involved. As of December 31, 1996, the co-shareholder had repaid $1,800,000 of the total amount loaned, bringing the remaining
principal plus interest owed to $1,431,000.   In April 1997, the Company
collected an additional $900,000 and expects to collect the remainder of the note receivable during 1997.

(8) LICENSE DEPOSITS

        In June 1996, the Company deposited $3,042,000 with a Taiwanese corporation that is pursuing telecommunication licenses in Taiwan. This deposit represents a 20% interest in a number of telecommunication license applications currently being pursued. During the application process, the deposit will be held in an interest-bearing escrow account in the name of IWC. Once a license is granted, the deposit will become the Company's initial capital contribution to the venture that is ultimately formed. If the Taiwanese corporation is unsuccessful in securing these applications, the Company's deposit, less its pro rata share of application related expenses, will be returned to the Company.

        In August 1996, the Company deposited $2,250,000 for a 10% interest in a Taiwan paging project. Concurrently, STOL deposited $3,005,000 for a 20% interest in the Taiwan Paging Project. The total consolidated deposit is $5,255,000. Had a national paging license been granted to the project, the deposit would have become the Company's initial capital contribution to the venture that would ultimately have been formed to pursue the paging business in Taiwan. In early February 1997 it was announced, that this bid was unsuccessful, and the Company and STOL are expecting their deposits to be returned during 1997. The Company has, therefore, classified these deposits as a current asset.

(9) LONG-TERM DEBT AND DEBT ISSUANCE COSTS

        In August 1996, the Company issued 196,720 units, each consisting of a $1,000 principal amount 14% Senior Secured Discount Note due 2001 (a "Note" and, collectively, the "Notes") and one warrant to purchase 11.638 shares of common stock, $0.01 par value, for total gross proceeds of $100 million (the "Debt Offering"). Net proceeds, after repayment of $7.4 million, including interest and fees, borrowed under the 1996 TD Loan Agreement (see Note 6) and other offering expenses, totaled $86,602,000. Of the $100 million gross proceeds, $30.3 million was allocated to additional paid-in capital as the fair value of the warrants issued in the Debt Offering. Long-term debt is presented net of unamortized discount of $121,254,000 on the accompanying consolidated balance sheet as of December 31, 1996.

        The aggregate principal amount of the Notes is $196,720,000. The Notes are due on August 15, 2001 and bear interest at an effective interest rate of 22.05%, compounded semi-annually. There are no scheduled cash interest payments on the Notes. The Notes are senior secured obligations of the Company and will rank PARI PASSU in right of payment with all existing and future senior indebtedness of the Company and senior to all subordinated indebtedness of the Company. The Notes are effectively subordinated to all indebtedness and other liabilities (including trade payables) of the Company's subsidiaries and affiliated companies. The collateral securing the Notes consists of a pledge of all of the capital stock of the Company.

        There are no sinking fund requirements with respect to the principal of or the interest on the Notes. Upon the occurrence of a change of control (as defined in the indenture governing the Notes), each holder of the Notes will have the option to require the Company to repurchase all or a portion of such holder's Notes at 101% of the accreted value thereof to the date of repurchase.

        In connection with the Debt Offering, the Company entered into the Indenture, which contains certain covenants that, among other things, limits the ability of the Company and its subsidiaries and affiliates to incur additional indebtedness, limits the ability of the Company to merge, consolidate or sell substantially all of its assets; and limits the ability to make investments. In addition, the Indenture prohibits making restricted payments (as defined) and creating certain liens (as defined) (see Note 16).

        The Indenture also contained a provision that in the event the Company does not complete an initial public offering ("IPO") of common stock on or prior to May 15, 1997, each unexercised warrant, issued in connection with the Debt Offering, will entitle the holder thereof to purchase an
additional 2.645 shares of common stock.   The Company expects to issue such
additional warrants as it does not expect to complete an IPO of its common stock prior to May 15, 1997 (see Note 16).

        The costs related to the issuance of the long-term debt were capitalized and are being amortized to interest expense using the effective interest method over the life of the debt. Debt issuance costs are presented net of amortization of $369,000 on the accompanying consolidated balance sheet as of December 31, 1996.

        In November 1996, the Company exchanged new 14% Senior Secured Discount Notes due 2001 (the "Exchange Notes") which were registered under the Securities Act of 1933, as amended (the "1933 Act"), for its outstanding Notes that were issued and sold in a transaction exempt from registration under the 1933 Act. The terms of the Exchange Notes are substantially identical (including principal amount, interest rate, maturity, security and ranking) to the terms of the Notes.

(10) MINORITY INTEREST

        In February 1996, the Company formed WDS, a joint venture, to develop, install and support mobile data systems throughout the Pacific Rim. The Company has a 50% equity interest in WDS, and funded its operations on a pro rata basis for total equity funding during 1996 of $433,000. The Company anticipates that it will increase its equity interest in WDS in the future.

        In August 1996, the Company acquired a 70% equity interest in STOL for an aggregate purchase price of $13,500,000 which has been accounted for using the purchase method. STOL holds a minority interest in a paging project in India (RPSL) and is currently pursuing additional paging opportunities in Indonesia, Thailand and Taiwan. The Company's partner in STOL is STHL, the Company's partner in SDL. The Company allocated $3,965,000 of the purchase price to participation rights.

        In December 1996, the Company paid $1,600,000 to acquire a 66% equity interest in Protelsa, which has been awarded a national license to provide paging services in Peru and accounted for the acquisition using the purchase method. The Company allocated $1,557,000 of the purchase price to the telecommunication license.

        Minority shareholders' interests in the equity of WDS, STOL and Protelsa as of December 31, 1996 totaled approximately $198,000, $5,315,000 and $172,000, respectively.

(11) REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

        The Company is authorized to issue 23,080,000 shares of preferred stock, of which 21,541,480 are designated redeemable convertible preferred stock, 1,200,000 are designated nonredeemable convertible preferred stock, 338,520 are undesignated, and 26,000,000 shares of common stock, each with a par value of $0.01 per share.

        Nonredeemable convertible preferred stock as of December 31, 1995 and 1996, was comprised of 1,200,000 and 933,200 issued and outstanding shares of Series A preferred stock, respectively. In August 1996, a stockholder of the Company converted 266,800 shares of Series A preferred stock into 266,800 shares of common stock. Series A preferred stock has a liquidation value per share of $.85 and an aggregate liquidation value of $793,000.

        Redeemable convertible preferred stock as of December 31, 1996, was comprised of the following (in thousands except share and per share amounts):

                                        SHARES ISSUED    LIQUIDATION      AGGREGATE
REDEEMABLE CONVERTIBLE     SHARES            AND          VALUE PER      LIQUIDATION
PREFERRED STOCK:         DESIGNATED      OUTSTANDING        SHARE          VALUE
                         ----------      -----------        -----          -----

 Series B .............  1,229,240        1,229,240         .9652           $1,186
 Series C .............  2,460,000        1,762,280        2.3343            4,114
 Series D .............  5,800,000        3,652,960        6.8775           25,123
 Series E .............  3,972,240        3,972,240        6.7365           26,759
 Series F .............  8,080,000        5,356,480        9.3750           50,217
                        ----------       ----------                       --------
                        21,541,480       15,973,200                       $107,399
                        ----------       ----------                       --------
                        ----------       ----------                       --------

                Each series of redeemable preferred stock is being accreted to its respective minimum redemption amount, which is equal to the liquidation value.

        The rights, preferences, and privileges of the holders of preferred stock are as follows:

        -       LIQUIDATION

                In the event of Company liquidation, holders of Series F preferred stock shall be entitled to receive, prior and in preference to the holders of Series A, B, C, D and E preferred stock ("Junior preferred stock") and common stock an amount per share equal to the sum of (i) the product of (A) .50 multiplied by
        (B) the liquidation value per share specified above, as adjusted, and (ii) any declared but unpaid dividends thereon. Holders of Series B, C, D and E preferred stock shall next be entitled to receive an amount per share equal to the sum of (i) the product of
        (A) .55 multiplied by (B) an amount per share of .9193, 2.223, 6.55 and 6.2938, respectively, as adjusted and (ii) any declared but unpaid dividends thereon. Holders of the Junior preferred stock and Series F preferred stock shall next be entitled to receive the product of (1) .50 multiplied by (2) an amount per share of .9193, 2.223, 6.55, 6.55 and 9.375, respectively, as adjusted.

                Holders of the Series A preferred stock shall be entitled to receive an amount per share equal to the liquidation value per share specified above, as adjusted, plus any declared but unpaid dividends thereon. After the distributions described above, and after the distribution related to common stock described below, the remaining assets of the Company shall be distributed among the holders of the preferred stock and common stock pro rata assuming full conversion of preferred stock into common stock.

        -       DISTRIBUTIONS

                The holders of preferred stock are entitled to receive noncumulative dividends at the same time and on the same basis as holders of common stock when, and if, declared by the Board of Directors. No dividends had been declared through December 31, 1996.

        -       REDEMPTION

                Each share of Series B, C, D, E, and F preferred stock is redeemable at any time on or after December 31, 1998, but within 45 days after the receipt by the Company of a written request from the holders of a majority of the then outstanding shares of Series B, C, D, E and F preferred stock. The Company shall redeem all such shares by paying in cash a sum per share equal to the greater of
        (1) the then fair market value of such share of preferred stock on an as-converted basis, or (2) the redemption value of such share of preferred stock (hereinafter referred to as the redemption price). In the event the assets of the Company are insufficient to effect such redemption in full, the shares of preferred stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein.

                In addition to the above redemption, at any time on or after December 31, 2000, but within 45 days after the receipt by the Company of a written request from the majority of the holders of Series F preferred stock, the Company shall redeem all outstanding shares of such stock by paying, in cash, an amount per share equal to the redemption price of such stock.

                Upon the occurrence of a change of control of the Company that is not approved by certain directors designated by the holders of Series F preferred stock, then the holders of a majority of the shares of Series F preferred stock then outstanding shall have the right, by written demand to the Company, to require the Company to redeem immediately all the shares of Series F preferred stock then outstanding, at a price per share equal to the redemption price of the Series F preferred stock.

        -       CONVERSION AND VOTING RIGHTS

                Each share of preferred stock is convertible, at the option of the holder, into such number of fully paid and nonassessable shares of common stock as is determined by dividing the original preferred stock issue price by the conversion price applicable to such preferred share. The conversion price per share for each series of preferred stock is equal to the preferred stock issue price of the respective series of preferred stock, subject to adjustment under certain circumstances. An automatic conversion into common stock will occur in the event of a firm commitment underwritten public offering of at least $13.10 per share, as adjusted, and $8,000,000 in the aggregate. However, the Series F preferred stock shall not automatically be converted in Common Stock unless: (i) the underwritten public offering is consummated on or prior to December 31, 1998, (ii) the public offering per share is at least $18.75, as adjusted and (iii) the aggregate offering price is not less than $25,000,000.

                Each share of preferred stock has voting rights equal to that of common stock on an "as if converted" basis. The holder of Series E preferred stock is entitled to elect three directors to the Company's Board of Directors, and, for so long as 20% of the shares of Series F preferred stock remain outstanding, the holders of Series F preferred stock are entitled to elect three directors. As of December 31, 1996, the Company had 16,906,400 shares of common stock reserved for the conversion of preferred stock.

PREFERRED STOCK TRANSACTIONS

        -       THE SERIES A AND B FINANCINGS

                In January 1994, each share of then outstanding common stock was converted to an equal number of shares of Series A preferred stock. Concurrently, shares of Series A preferred stock were converted into an equal number of shares of Series B preferred stock.


        -       THE SERIES C FINANCING

                In a series of transactions during January and February 1994, the Company sold an aggregate of 1,762,280 shares of Series C preferred stock for an aggregate purchase price of $3,918,000 (a purchase price of $2.22 per share), (the "Series C Financing"), including cancellation of notes payable to investors totaling $1,351,000.

                In connection with the Series C Financing, the Company issued to an investor warrants to purchase (a) 50,440 shares of Series C preferred stock at an exercise price of $2.22 per share
        (b) 222,200 shares of preferred stock at an exercise price of $7.15 per share, and (c) 444,360 shares of preferred stock at an exercise price of $3.58 per share. Warrants (a), (b) and (c) were exercisable until December 18, 1995, April 15, 1995 and January 15, 1995, respectively. The warrants were subsequently amended in July 1995 (see below).

        -       THE SERIES D FINANCING

                In connection with bridge financing obtained in May 1994, the purchasers received warrants exercisable for an aggregate of 46,440 shares of Series D preferred stock. The warrants have an exercise price of $6.55 per share and are exercisable until May 6, 1997.

                In a series of transactions in September and October 1994, the Company sold an aggregate of 2,230,560 shares of Series D preferred stock for an aggregate purchase price, net of a $26,000 note receivable, of approximately $14,584,000 (a purchase price of $6.55 per share), (the "Series D Financing"), including cancellation of notes payable in the principal amount of $2,029,000.

                In connection with the issuance of bridge notes on April 6, 1995, the Company issued warrants (the "April Bridge Warrants") to purchase 10,720 shares of Series D preferred stock at $6.55 per share. The April Bridge Warrants are outstanding and are exercisable until April 6, 1998 or, if earlier, upon the closing of the Company's initial public offering.

                In July 1995, convertible secured bridge financing notes issued on April 24, 1995 were converted into 1,147,600 shares of Series D preferred stock for an aggregate purchase price of $7,517,000 (a purchase price of $6.55 per share).

                In connection with the Series D Financing, Vanguard loaned $1.8 million to the Company in exchange for two convertible notes in the amount of $900,000 each. Each note was due upon the earlier of April 26, 1996 or the occurrence of certain events which did not occur prior to that date. On April 26, 1996, Vanguard converted both notes including accrued interest into an aggregate of 274,800 shares of Series D Redeemable Convertible preferred stock (see
        Note 6).

        -       THE SERIES E FINANCING

                In July 1995, the Company entered into a merger agreement with Vanguard and VIT, a wholly-owned subsidiary of Vanguard, whereby VIT would merge their international interests in a number of international wireless projects into the Company in exchange for 3,972,240 shares of Series E preferred stock. This merger was completed on December 18, 1995, concurrent with the issuance of Series F preferred stock (see Note 6).

                In connection with the Vanguard Merger, the Company entered into an agreement with an investor to amend previously existing warrant agreements granted in connection with the Series C Financing. The investor's original warrant to purchase 50,440 shares of Series C preferred stock was amended to extend the warrant through December 18, 1997. The investor's original warrant to purchase 222,200 shares of preferred stock was amended to increase the number of shares to 393,120 and to define the preferred stock as Series D preferred stock at $6.55 per share. The warrant is exercisable until December 18, 1997. The investor's original warrant to purchase 444,360 shares of preferred stock was amended to decrease the number of shares to 273,440 and to define the preferred stock as Series C preferred stock at $2.22 per share. The warrant is exercisable until May 15, 1997.

        -       THE SERIES F FINANCING

                In connection with the issuance of a note payable to an investor in July 1995, the Company issued for a purchase price of $15,000, a warrant to purchase 32,000 shares of Series F preferred stock at an exercise price of $9.38 per share. The number of shares and the exercise price are subject to adjustment in certain circumstances. The warrant is exercisable until December 18, 1998.

                Concurrent with the July 1995 Financing, for an aggregate purchase price of $72,000, the Company issued warrants to purchase an aggregate of 153,760 shares of Series F preferred stock (not including the warrant issued to Vanguard in connection with the first July 1995 note) at an exercise price of $9.38 per share. All share amounts and the exercise price are subject to adjustment in certain circumstances. The warrants are exercisable until December 18, 1998.

                On August 15, 1995 pursuant to a Note and Warrant Purchase Agreement dated as of August 14, 1995, the Company issued for a purchase price of $50,000 a warrant (the "First Warrant") to purchase 106,680 shares of Series F preferred stock at an exercise price of $9.38 per share, with the number of shares and exercise price subject to adjustment in certain circumstances. The First Warrant is exercisable until December 18, 1998.

                Pursuant to a Loan Agreement dated August 14, 1995 between the Company and an investor, the Company issued a second warrant (the "Second Warrant") to purchase 106,680 shares of Series F preferred stock at an exercise price of $9.38 per share, with the number of shares and the exercise price subject to adjustment in certain circumstances. The Second Warrant is exercisable until the same date, with the date being subject to change in the same circumstances, as the First Warrant.

                On December 18, 1995, the Company sold and issued 5,356,480 shares of Series F preferred stock for $50,217,000. Prior to the share issuance of the Series F preferred stock, the Company entered into bridge financing agreements with certain existing shareholders. Certain bridge loans were repaid with proceeds from the issuance of shares of Series F preferred stock, while the remaining bridge loans were converted into 1,147,600 shares of Series D preferred stock.

                Pursuant to the Series F Purchase Agreement, the Company agreed to covenants customary in financing transactions of such type, including limits on incurring debt and granting liens and pledges and other negative covenants including limitations on payments, dividends, investments, mergers, asset sales, amendments of its Certificate of Incorporation or Bylaws that would adversely impact the rights of the Series F preferred, changes to its business, changes in control, and sales of equity securities.

WARRANTS

        The Company had the following warrants outstanding as of December 31, 1996:

                                 WARRANTS       EXERCISE
PREFERRED AND COMMON STOCK      OUTSTANDING      PRICE     EXPIRATION
--------------------------      -----------      -----     ----------
Series D preferred ............ 45,880          $6.55     May 6, 1997
Series C preferred ............ 273,440          2.22     May 15, 1997
Series D preferred ............ 393,120          6.55     May 15, 1997
Series D preferred ............ 440              6.55     May 23, 1997
Series D preferred ............ 120              6.55     June 12, 1997
Series C preferred ............ 50,440           2.22     December 18, 1997
Series D preferred ............ 10,760           6.55     April 6, 1998
Series F preferred ............ 399,160          9.38     December 18, 1998
Common stock ..... ............ 2,289,421        0.01     August 15, 2001
                                ---------
                                3,462,781
                                ---------
                                ---------


COMMON STOCK

        In the event of a liquidation, holders of common stock will be entitled to receive an amount equal to $.50 per share, as adjusted, plus any declared and unpaid dividends, after completion of distributions to the holders of preferred stock.

        The remaining assets of the Company, after satisfaction of the stipulated distribution requirements related to the various preferred stock and common stock liquidation preferences, will be distributed on a pro rata basis among all of the holders of common stock and all of the holders of the preferred stock, assuming full conversion of the preferred stock into common stock.

        In January 1994, the Company entered into an agreement to acquire a 70% interest in Corporate Technology Partners ("CTP"), a partnership established to develop a Personal Communications Services ("PCS") business, in exchange for 251,920 shares of common stock in the Company. CTP was owned, in part, by officers of the Company. This agreement was completed on December 18, 1995, concurrent with the issuance of Series F preferred stock. A total of 45,360 of these shares remain in escrow as of December 31, 1996 pending finalization of an ex-employee matter. The Company wrote-off its investment in 1995 as CTP was unsuccessful in obtaining any Federal Communications Commission PCS licenses.

        In October 1994, the Company loaned a Director of the Company, $178,000 to purchase 76,080 shares of common stock at a purchase price of $2.00 per share and 3,920 shares of redeemable convertible Series D preferred stock at a purchase price of $6.55 per share. The note bears interest at 7.69% per annum. Principal and accrued interest are due in October 2004. The note is secured by a pledge of the stock by the Director and is non-recourse to the Director. The note principal is included as a component of stockholders' equity and redeemable convertible preferred stock on the accompanying consolidated balance sheets as of December 31, 1995 and 1996.

 STOCK OPTION/STOCK ISSUANCE PLAN

        During 1994, the Board of Directors adopted the 1994 Stock Option/Stock Issuance Plan (the "Plan") under which incentive stock options may be granted to employees and officers and nonqualified (supplemental) stock options may be granted to employees, officers, directors, and consultants to purchase shares of the Company's common stock. Accordingly, the Company, as of December 31, 1995, had reserved a total of 1,000,000 shares of the Company's common sock for issuance upon the exercise of options granted pursuant to the Plan. Options granted under the Plan generally expire 10 years following the date of grant and are subject to limitations on transfer. During 1996, the Board of Directors approved the amendment to and restatement of the Plan, and authorized this issuance of an additional 1,400,000 shares of common stock thereunder.

        Option grants under the Plan are subject to various vesting provisions, all of which are contingent upon the continuous service of the optionee and may not impose vesting criterion more restrictive than 20% per year. The exercise price of options granted under the Plan must equal or exceed the fair market value of the Company's common stock on the date of grant. Unless otherwise terminated by the Board of Directors, the Plan automatically terminates in January 2004.

        The Company has elected to use the intrinsic value-based method of APB Opinion No. 25 to account for the Plan. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for the Plan because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each option.

        The Company has adopted the pro forma disclosure provisions of SFAS No. 123. Pro forma results may not be representative of the effects on reported net loss for future years. Had compensation cost for the Company's stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net loss would be increased to the pro forma amounts indicated below (in thousands):

                                 1995             1996
                                 ----             ----
 Net loss      As reported     $(11,271)        $(35,908)
               Pro forma       $(11,290)        $(36,110)

        Pro forma net loss reflects only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts above because compensation cost is reflected over the options' vesting period of 4-5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing minimum value method model with the following weighted-average assumptions used for granted options in 1995 and 1996, respectively: zero dividend yield; zero expected volatility; risk-free interest rates of 5.91% and 5.88%, respectively; and weighted average expected lives of 2.65 years and 2.04 years, respectively.

        A summary of the status of the Company's Plan as of December 31, 1994, 1995 and 1996 is as follows:


                                          1994              1995                1996
                                    ----------------  ----------------- --------------------
                                            WEIGHTED           WEIGHTED             WEIGHTED
                                            AVERAGE            AVERAGE              AVERAGE
                                            EXERCISE           EXERCISE             EXERCISE
                                    SHARES   PRICE     SHARES    PRICE     SHARES     PRICE
                                    ------- -------    ------  --------    ------   --------
Outstanding at beginning of year          -   $   -    761,920   $0.41     881,920   $1.51
Granted                             761,920    0.41    160,000    6.41   1,142,000    8.43
Exercised                                 -      -           -       -     (41,920)   0.25
Canceled                                  -      -     (40,000)   0.25           -       -
                                    -------            -------           ---------
Outstanding at end of year          761,920    0.41    881,820    1.51   1,982,000    5.52
                                    -------            -------           ---------
                                    -------            -------           ---------
Options exercisable at end of year        -            433,001             568,080

Shares available for grant          238,080            118,080             376,080

Weighted average fair value of
 options granted during the year                         $0.90               $0.93


        The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                       OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                     -----------------------             --------------------
                                   WEIGHTED
                                    AVERAGE    WEIGHTED              WEIGHTED
                      NUMBER OF    REMAINING    AVERAGE   NUMBER OF   AVERAGE
RANGES OF            OUTSTANDING  CONTRACTUAL  EXERCISE  OUTSTANDING  EXERCISE
EXERCISE PRICE         OPTIONS       LIFE       PRICE     OPTIONS      PRICE
--------------       -----------  -----------  --------  -----------  --------
$0.25                   612,000      7.36      $  0.25    460,331     $0.25
From $2.00 to $2.50      68,000      6.55         2.09     42,750      2.08
From $6.25 to $9.38   1,302,000      8.05         8.18     64,999      6.40
                      ---------                           -------
From $0.25 to $9.38   1,982,000      7.78         5.52    568,080      1.09
                      ---------                           -------
                      ---------                           -------

(12) INCOME TAXES

        The Company has incurred net losses since inception and has not recorded any provision for income taxes. The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to net loss before income taxes and the actual provision for income taxes as of December 31, 1994, 1995, and 1996 follows (in thousands):


                                                     1994         1995            1996
                                                    -----         ----            ----
Income tax (benefit) at statutory rate ..........   $(851)       $(3,832)       $(12,208)
License amortization ............................       -            341             302
Other ...........................................       -              -              18
Net operating loss and temporary differences
 for which no tax benefit was recognized ........     851          3,791          11,888
                                                    -----        -------        --------
                                                    $   -        $     -        $      -
                                                    -----        -------        --------
                                                    -----        -------        --------

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1995 and 1996 are as follows (in thousands):



                                                                   1995        1996
                                                                   ----        ----
Deferred tax assets:
 Loss carryovers and deferred start-up expenditures ............  $4,642      $12,788
 Equity in foreign investments .................................       -          501
                                                                  ------      -------
    Total gross deferred tax assets ............................   4,642       13,289
    Less valuation allowance ...................................    (655)      (9,948)
                                                                  ------      -------
       Total deferred tax assets ...............................   3,987        3,341

Deferred tax liabilities:
 Fixed assets ..................................................       -         (153)
 Equity in foreign investments .................................  (3,987)           -
 License fees ..................................................       -       (3,103)
 Debt issuance costs ...........................................       -          (85)
                                                                  ------      -------
       Total deferred tax liabilities ..........................  (3,987)      (3,341)
                                                                  ------      -------
       Net deferred tax assets .................................  $    -      $     -
                                                                  ------      -------
                                                                  ------      -------

        Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The valuation allowances as of December 31, 1995 and 1996 were $655,000 and $9,948,000, respectively. The net changes in valuation allowance during 1995 and 1996 was a decrease of $705,000 for 1995 and an increase of $9,293,000 for 1996.

        As of December 31, 1996, the Company has cumulative U.S. federal net operating losses of approximately $26,300,000, which can be used to offset future income subject to federal income taxes. The federal tax loss carryforwards will expire from 2008 through 2011. The Company has cumulative California net operating losses of approximately $17,800,000, which can be used to offset future income subject to California income taxes. The California tax loss carryforwards will expire from 1998 through 2001.

        The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" as defined. Most of the U.S. federal and California net operating loss carryforwards are subject to limitation as a result of these restrictions. The ownership change restrictions are not expected to impair the Company's ability to utilize the affected carryforward items. If there should be a subsequent ownership change, as defined, of the Company, its ability to utilize its carryforwards could be reduced.

        The Company's foreign subsidiaries have aggregate net operating losses of approximately $2,130,000. The foreign loss carryovers expire over periods varying from six years to indefinitely.

(13) COMMITMENTS AND CONTINGENCIES

LEASE AND OTHER COMMITMENTS

        The Company and its consolidated subsidiaries lease their facilities and certain equipment under noncancelable operating lease agreements expiring through 2001. Future minimum lease payments due under noncancelable operating leases total approximately $768,000, $705,000, $637,000, $605,000 and
$573,000 in 1997 through 2001, respectively.

        Total rent expense was approximately $47,000, $60,000 and $324,000 for the years ended December 31, 1994, 1995, and 1996, respectively.

        In October 1996, SRC entered into a contract with Nokia Telecommunications Oy to acquire approximately $12.3 million of trunking equipment and related services in six phases. It is anticipated that this contract will be assigned to Via 1 upon the legal formation of the joint venture, which is anticipated to occur during the second quarter of 1997.

CAPITAL CONTRIBUTIONS

        In order to protect the Company's investments in affiliates from ownership dilution, the Company has committed to make additional capital contributions to the LWBs as needed. During 1997, the Company anticipates making additional investments in various operating and nonoperating companies totaling $24,597,000.

 NOTE PAYABLE

        The Company was jointly and severally liable on a $16,000,000 note payable to an unrelated party in connection with its RHP investment. The note bore interest at 6.95% with principal and interest due October 10, 1996. The Company had recorded its pro rata share of this note on the accompanying consolidated balance sheet. In October 1996, the Company paid its $4,000,000 pro rata share of this note, plus $278,000 of accrued interest and the other shareholders of RHP paid their pro rata share.

CONTINGENT LIABILITY OF CONSOLIDATED SUBSIDIARY

        During 1996, the Company entered into an agreement with the major supplier of TeamTalk, agreeing to a moratorium on payments for work performed prior to April 30, 1996. Subsequent to the agreement, invoices relating to assets purchased prior to the cut-off period were submitted by the supplier and are currently in dispute by TeamTalk. TeamTalk has not recognized any liability pertaining to those invoices. The Company and TeamTalk expect to resolve this matter without any material adverse consequence.

GUARANTEE OF DEBT OF EQUITY INVESTEE

         In connection with a Malaysian Ringgit 91,000,000 (approximately $35,968,000 as translated using effective exchange rates at December 31,
1996) senior credit facility with a Malaysian bank obtained by the Company's 30% equity investee, STW, the Company along with other STW shareholders, executed a financial "keep well" covenant pursuant to which they have agreed
(i) to ensure that STW will remain solvent and be able to meet its financial liabilities when due and (ii) to ensure that the project is timely completed and to make additional debt and equity investments in STW to meet cost overruns. The loan is repayable by STW in eleven semi-annual installments beginning October 8, 1997. The Company and other STW shareholders have separately executed an agreement, whereby each shareholder has agreed to share in the liability on a pro rata basis in relation to their interest in STW. In the event that the bank were to seek repayment from the STW shareholders and the other shareholders were unable to honor their pro rata share in the liability, the Company might be liable for the full amount of the outstanding amount of the loan. As of December 31, 1996, the balance on this loan was Ringgit 91,000,000 or $35,968,000.

        The Company does not believe it is practicable to estimate the fair value of the guarantee and does not believe exposure to loss is likely. Accordingly, no provision has been made in the accompanying consolidated financial statements.

        The Company, indirectly through its affiliate, New Zealand Wireless Limited, owns 15% of PT Mobilkom Telekomindo (Mobilkom). Mobilkom expects to fund the continued buildout of its network and the acquisition of subscriber terminals primarily through a seven-year $50 million revolving/reducing credit facility which it has obtained from a syndicate of Thai banks. Borrowings under the credit facility bear interest at a floating rate based on LIBOR and are secured by substantially all of Mobilkom's assets and a pledge of all the capital stock held by the Company and Mobilkom's other shareholders. Another Mobilkom shareholder has guaranteed borrowings of up to $25 million under the credit facility. As of December 31, 1996, borrowings of approximately $20,210,000 were outstanding under this facility.

        The Company indirectly owns a 19.8% equity interest in PT Mobile Selular Indonesia ("Mobisel"), a provider of cellular services in Indonesia through its 28.3% ownership in RHP. Mobisel has obtained a six-year $60 million credit facility from Nissho Iwai International (Singapore) Pte. Ltd. ("Nissho Iwai") to finance the construction of its network. Borrowings under the credit facility bear interest at a floating rate based on LIBOR and are secured by all of Mobisel's assets and a pledge of all the capital stock held by RHP and Mobisel's other shareholders. RHP has also guaranteed the credit facility. As of December 31, 1996, borrowings of approximately $60 million were outstanding under this facility.

(14) GEOGRAPHIC INFORMATION

        Information about the Company's consolidated operations in different geographic areas for the three years ended December 31, 1994, 1995 and 1996 is as follows (in thousands):

                                     1994       1995        1996
                                     ----       ----        ----
 Revenues:
       Latin America .............       $-        $-         $-
        Southeast Asia ...........        -         -          -
        Pacific and Far East .....        -         -        869
        United States ............        -         -          -
                                    -------- ---------  ---------
                                         $-         $-      $869
                                    -------- ---------  ---------
                                    -------- ---------  ---------

 Operating loss:
        Latin America ...........        $-     $(154)   $(3,844)
        Southeast Asia ..........         -         -       (692)
        Pacific and Far East ....         -    (3,756)   (13,717)
        United States ...........    (2,481)   (6,211)   (11,667)
                                    -------- ---------  ---------
                                    $(2,481) $(10,121)  $(29,920)
                                    -------- ---------  ---------
                                    -------- ---------  ---------

 Identifiable assets:
        Latin America ...........    $2,157  $ 13,017    $19,712
        Southeast Asia ..........        10     5,658      6,541
        Pacific and Far East ....     3,429    50,017    104,966
        United States ...........    12,828    26,951     38,139
                                    -------- ---------  ---------
                                    $18,424   $95,643   $169,358
                                    -------- ---------  ---------
                                    -------- ---------  ---------



        The Company's consolidated operations in Latin America are in Brazil and Peru. The Company's consolidated operations in Southeast Asia are in Pakistan. The Company's consolidated operations in Pacific and Far East are in New Zealand and China. The Company's equity method and cost investees are included in the geographic areas in which principal operations exist or will exist (see Note 5).

(15) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value of the Company's cash and cash equivalents, notes receivable from and advances to affiliates, accounts payable and accrued expenses, notes payable to related party and note payable approximates the fair market value due to the relatively short maturity of these instruments. The fair value of other financial instruments is described below.

        The following methods and assumptions were used to estimate the fair value of each category of financial instruments for which it is practicable to estimate that value:

        INVESTMENT IN AFFILIATE HELD FOR SALE -- The fair value of this instrument is determined by management to be the same as its carrying amount.

        INVESTMENTS IN AFFILIATES CARRIED ON THE COST METHOD -- The fair value of these instruments is estimated based upon recent transactions in this portfolio (see Note 5).

        LONG-TERM DEBT, NET -- The fair value of the Exchange Notes was estimated by management to be the same as the carrying amount as no change in prevailing interest rates had occurred since the August 1996 issuance of the Notes.

        The estimated fair values of the Company's financial assets (liabilities) as of December 31 are summarized as follows (in thousands):

                                                      1996
                                              ---------------------
                                              CARRYING    ESTIMATED
                                               AMOUNT     FAIR VALUE
                                              --------    ----------
Investment in affiliate held for sale ....     $2,062       $2,062
Investment in affiliates carried on
 the cost method .........................      2,926        3,833
Long-term debt, net ......................    (75,466)     (75,466)


(16) SUBSEQUENT EVENTS

        In January 1997, STOL acquired an additional 9% of RPSL for
$2,100,000.

        In March 1997, the Company loaned $3,500,000 to SDL. The loan, in the form of a promissory note, accrues interest at 9% per annum and is due upon written demand by the Company.

        As discussed above, the holders of the Warrants issued in connection with the Debt Offering are entitled to purchase 11.638 shares of common stock per Warrant, representing in the aggregate approximately 10.0% of the outstanding stock of the Company on a fully-diluted basis as of August 15, 1996 (see Note 9). In the event that a qualified initial public offering of common stock in which the Company raises at least $50 million in net cash proceeds does not occur on or prior to May 15, 1997, each unexercised Warrant will entitle the holder thereof to purchase an additional 2.645 shares of common stock. On March 27, 1997, the Board of Directors determined, based on discussions with the Company's prospective underwriters, that it was unlikely that the Company will complete such an offering on or prior to May 15, 1997.

        The Company was not in compliance with its bond indenture covenants to submit audited consolidated financial statements and a compliance certificate within 90 days of the Company's fiscal year end. The Trustee has indicated that it would not consider this matter to be an event of default and that such noncompliance is curable upon the delivery of this document and the compliance certificate to the Trustee prior to April 30, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                             Page 88 of 124 pages.

                                   PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The directors, executive officers and key employees of the Company as of December 31, 1996 were as follows:


NAME                             AGE    POSITION
----                             ---    --------

Haynes G. Griffin(1)...........    49   Chairman of the Board

John D. Lockton................    59   President, Chief Executive
                                        Officer and Director

Hugh B. L. McClung.............    55   Vice Chairman of the Board
                                        and Managing Director, Asia

Clarence "Sam" Endy............    58   Executive Vice President and
                                        Chief Operating Officer

Douglas S. Sinclair............    42   Executive Vice President and
                                        Chief Financial Officer

Patrick Ciganer................    45   Senior Vice President,
                                        Project Finance

Robert M. Curran...............    42   Senior Vice President,
                                        Marketing

Roger Quayle...................    43   Senior Vice President,
                                        Technology

Aarti C. Gurnani...............    29   Vice President, Legal
                                        Affairs and Secretary

Sanford L. Antignas............    35   Director

Carl C. Cordova III(1)(2)......    35   Director

Stephen R. Leeolou(2)..........    41   Director

John S. McCarthy(2)............    48   Director

Carl F. Pascarella(1)..........    55   Director

Brian Rich.....................    36   Director

Van Snowdon....................    41   Director

___________

(1)  Member of Compensation Committee.

(2)  Member of Audit Committee.

     Mr. Griffin has served as Chairman of the Board of Directors of the Company since June 1996. Mr. Griffin is a co-founder of Vanguard Cellular Systems, Inc., a wireless cellular telephone company ("Vanguard"), and has served as Chairman of the Board and Co-Chief Executive Officer of Vanguard since November 1996. From July 1984 to November 1996, he was President and Chief Executive Officer of Vanguard. Mr. Griffin also serves as a director of Lexington Global Asset Managers, Inc. and Geotek Communications, Inc. Mr. Griffin holds a B.A. in Economics from Princeton University.

     Mr. Lockton is a co-founder of the Company and has served as President, Chief Executive Officer and a director of the Company since its incorporation in January 1992. From May 1990 to August 1991, he was Managing Partner of Corporate Technology Partners ("CTP"), a partnership formed to pursue wireless communications licenses and form local wireless communications businesses in developing countries. In August 1988, he founded Cellular Data, Inc., a wireless company, and Star Associates, Inc., a cellular radio RSA company. From December 1983 to July 1986, Mr. Lockton was Executive Vice President for Pacific Bell Company, with responsibilities including its wireless business. Mr. Lockton was a director of Interactive Network, Inc., a wireless based interactive television company, from December 1987 to April 1996 and was Chairman of the Board of Directors until December 1994. He was also a director

                             Page 89 of 124 pages.

of Centex Telemanagement, Inc., a shared access telephone service provider from May 1992 until the company was acquired by HFS, Inc. in July 1994. Mr. Lockton holds a B.A. in Economics and Chemical Engineering from Yale University, an L.L.B. from Harvard Law School and an Executive M.B.A. from the Columbia University Business School.

     Mr. McClung is a co-founder of the Company and has been a director of the Company since its inception in January 1992. Mr. McClung has served as Vice Chairman of the Board of Directors since December 1995 and Managing Director, Asia since January 1996. Mr. McClung served as Chairman of the Board of Directors of the Company from January 1992 to December 1995, and served as Chief Financial Officer of the Company from January 1992 until April 1995. From 1986 to 1991, he was a general partner of CTP, which he co-founded to pursue wireless communications licenses and form local wireless communications businesses in developing countries. Mr. McClung holds a B.A. in Economics and an M.B.A. from the University of Washington.

     Mr. Endy has served as Chief Operating Officer of the Company since June 1996 and has served as Executive Vice President of the Company since August 1994. From July 1988 to May 1994, Mr. Endy held the positions of Senior Vice President, Service and Engineering, Senior Vice President, Marketing and Sales and Chief Service Officer at Centex Telemanagement, Inc., a telecommunications management company. From 1982 to 1988, Mr. Endy was Corporate Vice President for Sprint Communications, Inc., a telecommunications company. Mr. Endy holds a B.S. in Military Science from the U.S. Military Academy, West Point, an M.S. in Electrical Engineering from Purdue University and a Ph.D. in Electrical Engineering from Purdue University.

     Mr. Sinclair has served as Executive Vice President and Chief Financial Officer of the Company since May 1995. From March 1993 to May 1995, Mr. Sinclair was Chief Financial Officer, Secretary and Treasurer of Pittencrieff Communications, Inc., a major U.S. trunked radio operator. From March 1990 to March 1993, Mr. Sinclair was Group Finance Director of Pittencrieff, plc., Scotland, an oil exploration and development company. Mr. Sinclair holds a B.Sc. in Electrical & Electronic Engineering from the University of Glasgow and an M.B.A. from the Harvard Graduate School of Business Administration.

     Mr. Ciganer has served as Senior Vice President, Project Finance of the Company since December 1996. From May 1996 to December 1996, Mr. Ciganer served as Senior Vice President, Latin America of the Company, and from January 1994 to April 1996, he served as Vice President, Operations-Latin America of the Company. From May 1992 to January 1994, Mr. Ciganer was Chief Executive Officer of Transcom Corporation, a wireless telecommunications engineering and service organization. From November 1990 to April 1992, Mr. Ciganer was a director and co-founder of Chronos Tracking Systems, Ltd., a privately financed wireless data start-up company. Mr. Ciganer holds a B.A. in Economics from Georgetown University.

     Mr. Curran has served as Senior Vice President, Marketing of the Company since August 1996. From March to August 1996, Mr. Curran was Vice President, Marketing of 360 DEG. Communications Company, a U.S. cellular operator that is the successor corporation to Sprint Cellular Company ("Sprint Cellular"), a U.S. cellular operator that was wholly owned by Sprint Corporation. From February 1994 to March 1996, Mr. Curran served as Vice President, Marketing for Sprint Cellular, and from September 1990 to February 1994, he served as Regional Vice President for Sprint Cellular. From March 1980 to September 1990, Mr. Curran served in various positions with Centel Cellular Company, a U.S. cellular operator, and Centel Supply Company, a telecommunications equipment supplier. Mr. Curran holds a B.S. in Criminal Justice from the University of Nebraska and has participated in the Executive Development Programs of Columbia University and Northwestern University.

     Mr. Quayle has served as Senior Vice President, Technology of the Company since May 1996. From May 1995 to April 1996, he served as Vice President, Technology of the Company, and from August 1994 to May 1995, he served as Vice President, Asian Operations of the Company. From July 1991 to August 1996, Mr. Quayle held various management positions with Broadcast Communications Ltd., a New Zealand broadcasting and telecommunications network and engineering company, most recently as General Manager of Technology and Business Development. From 1989 to 1991, Mr. Quayle was Senior Consultant and Principal of Amos Aked Swift, an Australian telecommunications consulting company. Prior to that time, he was the founder and Managing Director of Datacomm Equipment Ltd., a New Zealand data communications company.

                             Page 90 of 124 pages.

     Ms. Gurnani has served as Vice President, Legal Affairs of the Company since March 1996 and as Secretary of the Company since August 1996. From July 1993 to March 1996, Ms. Gurnani was an Associate at Brobeck, Phleger & Harrison LLP, a private law firm. Ms. Gurnani holds a B.S. in Medical Microbiology from Stanford University and a J.D. from Hastings College of the Law.

     Mr. Antignas has served as a director of the Company since December 1996. Since April 1996, Mr. Antignas has served as a Vice President of Bassini Playfair + Associates LLC, an emerging markets private equity investment firm. From August 1994 to April 1996, he was Director of International Direct Investments for a unit of American International Group, Inc., and from September 1987 to August 1994, he held various positions with GE Capital Corporation. Mr. Antignas is a Certified Public Accountant, having previously been employed by Deloitte Haskins & Sells. Mr. Antignas holds a B.S. in Business Administration from the University of California, Berkeley and an M.B.A. from New York University.

     Mr. Cordova has served as a director of the Company since December 1995. Mr. Cordova is a Vice President of Electra Inc., an affiliate of Electra Investment Trust PLC, which he joined in 1993. He serves on the Boards of Directors of a number of private companies. Prior to joining Electra Inc., he was a Vice President of Columbia Capital Group. Mr. Cordova received a B.A. from Gettysburg College and an M.B.A. from The Wharton School of the University of Pennsylvania.

     Mr. Leeolou has served as a director of the Company since February 1994 and served as Chairman of the Board of Directors of the Company from December 1995 to June 1996. Mr. Leeolou is a co-founder of Vanguard and has served as its President and Co-Chief Executive Officer since November 1996. From July 1984 to November 1996, he was Executive Vice President and Chief Operating Officer of Vanguard. Mr. Leeolou holds a B.A. in Communications from James Madison University.

     Mr. McCarthy has served as a director of the Company since May 1993. Since December 1984, Mr. McCarthy has been a General Partner of Gateway Associates, a venture capital firm which he co-founded ("Gateway Associates"). Mr. McCarthy serves on the Board of Directors of Transaction Network Services, Inc., a publicly held electronic data telecommunications company. Mr. McCarthy also serves on the boards of directors of Tek Now, Inc., a private paging networks system company, NetSolve, Inc., a private data communications network company, Savvis Communications Corp., a private ATM network provider, and Omnilink Communication Corp., an ISDN terminal products manufacturer. Mr. McCarthy holds a B.S. in Business from Washington University and an M.B.A. from St. Louis University.

     Mr. Pascarella has served as a director of the Company since April 1996. Since August 1993, Mr. Pascarella has served as President and Chief Executive Officer of Visa U.S.A. Mr. Pascarella initially joined Visa International in January 1983 as Assistant Chief General Manager of the Asia-Pacific region and shortly thereafter was appointed President of Visa International's Asia-Pacific region and director of the Asia-Pacific Regional Board of the organization. Mr. Pascarella has served as a member of the Board of Directors of General Magic. Mr. Pascarella holds a B.S. in Accounting from the State University of New York at Buffalo and an M.B.A. from the Stanford Graduate School of Business.

     Mr. Rich has served as a director of the Company since December 1995. Since July 1995, Mr. Rich has served as Managing Director and Group Head of Toronto Dominion Capital, the U.S. merchant bank affiliate of Toronto Dominion Bank. From September 1990 to July 1995 he served as Managing Director of Communications Finance Group of The Toronto Dominion Bank in New York where he focused on transactions in the wireless communications, cable and broadcast industries. Mr. Rich also serves as a member of the Board of Directors of Teletrac, Inc. and InterAct, Inc. Mr. Rich holds a B.S. in Engineering from State University of New York at Buffalo and an M.B.A. from Columbia University.

     Mr. Snowdon has served as a director of the Company since March 1996. From August 1995 to the present, Mr. Snowdon has served as Vice President of Vanguard Communications, Inc., a subsidiary of Vanguard. From January 1992 to August 1995, he was Vice President of Vanguard International Telecommunications, Inc., a subsidiary of Vanguard. Mr. Snowdon also serves on the Board of Directors of Cellular Telecommunications Services, Ltd., and Digitel Telecommunications Services Ltd. Mr. Snowdon holds a B.S. in Management, a B.S. in Marketing and an M.B.A. from James Madison University.

                             Page 91 of 124 pages.

     The Company currently has authorized eleven directors. Each director holds office until the next annual meeting of stockholders or until his successor is duly elected and qualified. The Officers serve at the discretion of the Board.

COMMITTEES OF THE BOARD OF DIRECTORS

     As of December 31, 1996, the Board of Directors had two standing committees: (i) a Compensation Committee (the "Compensation Committee"); and
(ii) an Audit Committee (the "Audit Committee"). The Board of Directors may also establish other committees to assist in the discharge of its responsibilities.

     As of December 31, 1996, the duties of the Compensation Committee included providing guidance and periodic monitoring for all corporate compensation, benefit, perquisite and employee equity programs, including those for all corporate officers, and succession planning for corporate officers. The Compensation Committee was then comprised of Messrs. Cordova, Griffin and Pascarella. In February 1997, the Board of Directors established a separate Option Committee (the "Option Committee") comprised of Messrs. Cordova and Pascarella exclusively to administer the Company's Stock Plan (as defined below under "Item 11. Executive Compensation-1996 Stock Option/Stock Issuance Plan"). The charter of the Compensation Committee was correspondingly amended to remove such Stock Plan administration duties.

     The duties of the Audit Committee include recommending independent auditors to the Board of Directors, reviewing the intended scope of the annual audit and the audit methods and principles being applied by the independent auditors and the fees charged by the independent auditors, reviewing and discussing the results of the audit, reviewing the Company's significant accounting principles, policies and practices and undertaking related matters. KPMG Peat Marwick LLP presently serves as the independent auditors of the Company. As of December 31, 1996, the Audit Committee was comprised of Messrs. Cordova, Leeolou and McCarthy. In February 1997, Mr. Leeolou resigned from the Audit Committee and was replaced by Mr. Pascarella.

ARRANGEMENTS CONCERNING ELECTION OF DIRECTORS

     Pursuant to the Company's Amended and Restated Certificate of Incorporation (the "Certificate"), (i) Vanguard, as the holder of Series E Preferred Stock (as defined below), is entitled to elect three directors to the Company's Board of Directors; and (ii) for so long as 20% of the shares of Series F Preferred Stock (as defined below) remain outstanding, the holders of Series F-1 Preferred Stock (as defined below) are entitled to elect three directors, one of whom Electra has the right to elect, one of whom Central Investment Holdings, Inc. ("CIH") has the right to elect and one of whom Toronto Dominion Investments Inc. ("TDI") has the right, subject to the conversion of its Series F-2 Preferred Stock (as defined below) into Series F-1 Preferred Stock, to elect (subject, in each case, to minimum stock ownership requirements). Pursuant to the IRA (as defined below), upon termination of the rights referred to in clause (ii) of the preceding sentence, for so long as 20% of the Series F Preferred Stock or the Common Stock issued or issuable upon conversion thereof (the "Series F Conversion Shares") are held by Series F Holders (as defined in the IRA), holders of the Company's Preferred Stock ("Preferred Stock") and certain transferees thereof have agreed to vote for three directors designated by a majority of the Series F Conversion Shares, one of whom Electra has the right to designate, one of whom CIH has the right to designate and one of whom TDI has the right to designate (subject, in each case, to minimum stock ownership requirements). The Company's Board of Directors includes: Messrs. Griffin, Leeolou and Snowdon, who are representatives of Vanguard; Mr. Cordova, who is a representative of Electra; and Mr. Rich, who is a representative of TDI.

     The holders of Series F-1 Preferred Stock have certain additional rights with respect to the election of one additional director upon the occurrence of certain events specified in the Series F Purchase Agreement (as defined below).


                             Page 92 of 124 pages.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS AND LIMITATION OF
LIABILITY

     The Certificate limits the liability of the Company's directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law ("DGCL"). Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission. The Company's Bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by DGCL. The Company has also entered into indemnification agreements with its officers, directors, and certain other employees containing provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise by reason of their status or service as directors, officers or employees of the Company (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned by the Company's Chief Executive Officer and four other most highly compensated executive officers, each of whom earned salary and bonus for the fiscal year ended December 31, 1996 in excess of $100,000 (collectively, the "Named Officers"), for services rendered in all capacities to the Company during its previous fiscal year.

                          SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                                                         COMPENSATION
                                                           ANNUAL COMPENSATION              AWARDS
                                                           -------------------              ------

                                                                                           SECURITIES        ALL OTHER
NAME AND                                                                                   UNDERLYING       COMPENSATION
PRINCIPAL POSITION(1)                      YEAR        SALARY ($)        BONUS ($)         OPTIONS (#)          ($)(2)
---------------------                      ----        ----------        ---------         -----------          -----
John D. Lockton                            1996         157,500           50,000             200,000              2,237
  President and Chief Executive            1995         120,000           50,000                   0              2,237
  Officer

Hugh B. L. McClung                         1996         157,500           50,000             200,000              4,115
  Vice Chairman of the Board and           1995         120,000           50,000                   0              2,574
  Managing Director, Asia

Clarence Endy                              1996         195,000           45,000              40,000              3,804
  Executive Vice President, Operations     1995         155,000           20,000                   0              3,804
  and Chief Operating Officer

Douglas S. Sinclair                        1996         155,000           38,000              36,000          48,383(3)
  Executive Vice President and Chief       1995         100,104           15,000             120,000         116,122(4)
  Financial Officer

Patrick Ciganer                            1996         126,000           20,000              20,000                708
  Senior Vice President, Latin America     1995         114,000                0                   0                708


-----------------

(1) Table does not include Robert M. Curran, Senior Vice President, Marketing of the Company, who joined the Company in August 1996, whose salary for 1996 was $150,000 on an annualized basis. Robert M. Curran's actual salary, bonus and all other compensation earned in 1996 were $56,250, $55,000 and $19,209, respectively. Mr. Curran also received options for 100,000 shares and other compensation in the amount of $130,709, consisting of $114,263 for reimbursement of relocation expenses, $16,446 for a cost of living adjustment and $1,912 for premiums for life insurance paid by the Company, in 1996.

                              Page 93 of 124 pages.

(2) Represents premiums for life insurance paid by the Company, unless otherwise noted.

(3) Includes a cost of living adjustment of $47,745 and life insurance premiums in the amount of $638 paid by the Company.

(4) Includes a cost of living adjustment of $47,480 and reimbursement for relocation expenses of $68,642.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning the stock option grants made to each of the Named Officers for the fiscal year ended December 31, 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                               POTENTIAL REALIZABLE VALUE
                                                                                               AT ASSUMED ANNUAL RATES OF
                                                                                                STOCK PRICE APPRECIATION
                                          INDIVIDUAL GRANTS                                        FOR OPTION TERM(3)
                                          -----------------                                        ------------------
                                                        % OF
                               NUMBER OF SHARES    TOTAL OPTIONS
                                OF COMMON STOCK      GRANTED TO     EXERCISE
                              UNDERLYING OPTIONS    EMPLOYEES IN      PRICE      EXPIRATION
NAME                             GRANTED (#)(1)      FISCAL YEAR    ($/SH)(2)        DATE         5% ($)        10% ($)
----                             --------------      -----------    ---------        ----         ------        -------
John D. Lockton(4)..........        200,000              18%          $8.125       03/05/06     $1,021,954    $2,589,831
Hugh B. L. McClung(5).......        200,000              18%          $8.125       03/05/06     $1,021,954    $2,589,831
Clarence Endy(6)............         40,000               4%          $8.125       03/05/06       $204,391      $517,966
Douglas S. Sinclair(7)......         36,000               3%          $8.125       03/05/06       $183,952      $466,170
Patrick Ciganer(8)..........         20,000               2%          $8.125       03/05/06       $102,195      $258,983

-------------

(1) Each option is immediately exercisable. The shares purchasable thereunder are subject to repurchase by the Company at the original exercise price paid per share upon the optionee's cessation of service prior to vesting in such shares. The repurchase right lapses and the optionee vests as to 25% of the option shares upon completion of one year of service from the date of grant and the balance in a series of equal monthly installments over the next 36 months of service thereafter. The option shares will vest upon an acquisition of the Company by merger or asset sale, unless the Company's repurchase right with respect to the unvested option shares is transferred to the acquiring entity. The options have a maximum term of ten years, subject to earlier termination in the event of the optionee's cessation of employment with the Company.

(2) The exercise price may be paid in cash, in shares of the Company's Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by lending the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise.

(3) The 5% and 10% assumed annual rates of compounded stock price appreciation are provided for informational purposes only based on rules of the Commission. The Company is unable to predict whether the stock price will increase or decrease and, if it does increase, there can be no assurance that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

(4) In February 1997, Mr. Lockton received an option to purchase 51,573 shares of Common Stock. Such option is immediately exercisable, but the underlying shares are subject to repurchase at cost should Mr. Lockton cease to provide services to the Company prior to vesting in such shares. The Company's right of repurchase will

                             Page 94 of 124 pages.

     lapse, and Mr. Lockton will vest, in such shares in five equal successive annual installments, with the first such installment vesting on January 1, 1998.

(5) In February 1997, Mr. McClung received an option to purchase 51,573 shares of Common Stock. Such option is immediately exercisable, but the underlying shares are subject to repurchase at cost should Mr. McClung cease to provide services to the Company prior to vesting in such shares. The Company's right of repurchase will lapse, and Mr. McClung will vest, in such shares in five equal successive annual installments, with the first such installment vesting on January 1, 1998.

(6) In February 1997, Mr. Endy received an option to purchase 33,154 shares of Common Stock. Such option is immediately exercisable, but the underlying shares are subject to repurchase at cost should Mr. Endy cease to provide services to the Company prior to vesting in such shares. The Company's right of repurchase will lapse, and Mr. Endy will vest, in such shares in five equal successive annual installments, with the first such installment vesting on January 1, 1998.

(7) In February 1997, Mr. Sinclair received an option to purchase 28,733 shares of Common Stock. Such option is immediately exercisable, but the underlying shares are subject to repurchase at cost should Mr. Sinclair cease to provide services to the Company prior to vesting in such shares. The Company's right of repurchase will lapse, and Mr. Sinclair will vest, in such shares in five equal successive annual installments, with the first such installment vesting on January 1, 1998.

(8) In February 1997, Mr. Ciganer received an option to purchase 18,419 shares of Common Stock. Such option is immediately exercisable, but the underlying shares are subject to repurchase at cost should Mr. Ciganer cease to provide services to the Company prior to vesting in such shares. The Company's right of repurchase will lapse, and Mr. Ciganer will vest, in such shares in five equal successive annual installments, with the first such installment vesting on January 1, 1998.


                             Page 95 of 124 pages.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth information concerning option holdings for the fiscal year ended December 31, 1996 with respect to each of the Named Officers. No options were exercised during the fiscal year ended December 31, 1996, and no stock appreciation rights were exercised during such year or were outstanding at the end of that year.

                           FISCAL YEAR END OPTION VALUES

                                                 NUMBER OF SHARES OF
                                                    COMMON STOCK                             VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED                            IN-THE-MONEY
                                                    OPTIONS AS OF                                OPTIONS AS OF
                                                DECEMBER 31, 1996 (#)                      DECEMBER 31, 1996 ($)(1)
                                                ---------------------                      ------------------------
NAME                                  EXERCISABLE(2)           UNEXERCISABLE            EXERCISABLE          UNEXERCISABLE
----                                  --------------           -------------            -----------          -------------
John D. Lockton....................       280,000                   0                      980,000                 0
Hugh B. L. McClung.................       280,000                   0                      980,000                 0
Clarence Endy......................       180,000                   0                    1,327,500                 0
Douglas S. Sinclair................       156,000                   0                      420,000                 0
Patrick Ciganer....................       100,000                   0                      755,000                 0

-----------------

(1) Based on the estimated fair market value of Common Stock as of December 31, 1996 ($9.38 per share) less the exercise price payable for such shares.

(2) The options are immediately exercisable for all the option shares, but any shares of Common Stock purchased under the options will be subject to repurchase by the Company at the original exercise price per share upon the optionee's cessation of service prior to vesting in such shares. The repurchase right had lapsed as to the following number of shares as of December 31, 1996: Mr. Lockton-46,667; Mr. McClung-63,333; Mr. Endy-81,667; Mr. Sinclair-47,500; and Mr. Ciganer-58,333.

DIRECTOR COMPENSATION

     Directors other than Haynes Griffin do not receive any cash compensation for their service as members of the Board of Directors, although they are reimbursed for their expenses in attending Board and Committee meetings. Haynes Griffin receives compensation in the amount of $50,000 per year for his services as Chairman of the Board. Further, certain outside directors have been granted options to purchase shares of Common Stock in connection with their service as directors of the Company as follows: Van Snowdon-14,735 shares at an exercise price of $9.38 per share granted in February 1997; Stephen R. Leeolou-80,000 shares at an exercise price of $8.12 per share granted in March 1996; John S. McCarthy-12,000 shares at an exercise price of $2.00 per share granted in October 1994; and Carl F. Pascarella-12,000 shares at an exercise price of $8.12 per share granted in June 1996.

EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL ARRANGEMENTS

     The Company does not currently have any employment contracts with the Named Officers.

     The Compensation Committee as Plan Administrator of the Stock Plan (as defined below) will have the authority to provide for the accelerated vesting of the shares of Common Stock subject to outstanding options held by the Named Officers, or the shares of Common Stock subject to direct issuances held by such individuals, in connection with certain changes in control of the Company or the subsequent termination of the officer's employment following the change in control event.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


                             Page 96 of 124 pages.

     As of December 31, 1996, the Compensation Committee consisted of Messrs. Griffin, Cordova and Pascarella; Mr. Griffin served as its Chairman. During 1996, Messrs. Lockton, Leeolou, McCarthy and Peter G. Schiff served on the Compensation Committee. Mr. Griffin is Chairman of the Board of Directors of the Company and Chairman of the Board and Co-Chief Executive Officer of Vanguard. Mr. Cordova is a Vice President of Electra Inc., an affiliate of Electra. Mr. Lockton is President and Chief Executive Officer of the Company. Mr. Leeolou has been a director of the Company since February 1994 and is President and Co-Chief Executive Officer of Vanguard. Mr. McCarthy is a general partner of Gateway Associates, a venture capital firm affiliated with Gateway. Mr. Schiff, a former directory of the Company, is a general partner of Northwood Ventures, a venture capital firm, and Chairman and Chief Executive Officer of Northwood Capital Partners LLC (together with Northwood Ventures, "Northwood"), a stockholder of the Company. As of December 31, 1996, Vanguard, Electra and Gateway each held more than 5% of the outstanding voting equity securities of the Company.

     In March 1992, the Company sold 271,960 shares of Series B Preferred Stock to Gateway (as defined) for an aggregate purchase price of $250,000 (a purchase price of $0.92 per share). In June 1992, the Company issued Gateway a warrant to purchase an additional 417,040 shares of Series B Preferred Stock at an exercise price of $0.60 per share, which was subsequently canceled. In May 1993, the Company sold 435,120 shares of Series B Preferred Stock to Gateway for an aggregate purchase price of $399,984, including cancellation of indebtedness in the amount of $75,000.

     In October and November 1993, the Company issued convertible secured notes in a principal amount of $485,812 to Gateway and $615,000 to Northwood. In the Series C Financing (as defined), the Company sold 224,920 shares of Series C Preferred Stock to Gateway for an aggregate purchase price of $499,997, including cancellation of such note, 341,880 shares of Series C Preferred Stock to Northwood for an aggregate purchase price of $759,999, including cancellation of such note, and 837,880 shares of Series C Preferred Stock to Vanguard for an aggregate purchase price of $1,862,607. The Company also issued Vanguard warrants (as subsequently amended) to purchase (i) 50,440 shares of Series C Preferred Stock at an exercise price of $2.22 per share, (ii) 273,440 shares of Series C Preferred Stock at an exercise price of $2.22 per share, and (iii) 393,120 shares of Series D Preferred Stock at an exercise price of $6.55 per share and entered into a Development Agreement (as defined) with Vanguard.

     In May 1994, the Company issued May 1994 Bridge Notes (as defined) in a principal amount of $500,000 to each of Gateway and Northwood and $770,234 to Vanguard. In connection with such financing, the investors received warrants exercisable for shares of Series D Preferred Stock, including: Gateway and Northwood-11,440 shares each; and Vanguard-17,640 shares.

     In the Series D Financing (as defined), the Company sold (i) 106,880 shares of Series D Preferred Stock to Gateway for an aggregate purchase price of $700,064, including cancellation of a May 1994 Bridge Note in the principal amount of $500,000, (ii) 190,880 shares of Series D Preferred Stock to Northwood for an aggregate purchase price of $1,250,264, including cancellation of a May 1994 Bridge Note in the principal amount of $500,000, and (iii) 445,400 shares of Series D Preferred Stock to Vanguard for an aggregate purchase price of $2,917,370, including cancellation of a May 1994 Bridge Note in the principal amount of $770,234. In connection with the Series D Financing, Vanguard loaned $1.8 million to the Company in exchange for two convertible notes in the amount of $900,000 each. On April 26, 1996, Vanguard converted both notes, as amended, into an aggregate of 274,800 shares of Series D Preferred Stock.

     On April 6, 1995, the Company issued April 6, 1995 Bridge Notes (as defined) in principal amounts of $390,000 to Vanguard, $200,000 to Gateway and $100,000 to Northwood, which were canceled in a subsequent financing. In connection with issuing such notes, the Company issued warrants exercisable for shares of Series D Preferred Stock, including warrants to purchase 5,960 shares issued to Vanguard, 3,080 shares issued to Gateway and 1,560 shares issued to Northwood.

     On April 24, April 25, and June 27, 1995, the Company issued the April 24, 1995 Bridge Notes (as defined) in principal amounts of $1,541,070 to Vanguard, $403,000 to Northwood and $200,000 to Gateway. Of the $1,541,070 loaned by Vanguard, $390,000 was in the form of cancellation of the April 6, 1995 Bridge Note held by Vanguard.


                             Page 97 of 124 pages.

     On July 31, 1995, the Company issued the First July 1995 Vanguard Note (as defined) in the principal amount of $1,485,000 to Vanguard. The Company paid Vanguard a $20,000 fee in connection with the transaction. The First July 1995 Vanguard Note was cancelled in the Series F Financing (as defined). The Company also issued Vanguard, for a purchase price of $15,000, a warrant to purchase 32,000 shares of Series F-1 Preferred Stock at an exercise price of $9.37 per share.

     In the July 1995 Financing (as defined), the Company issued additional notes in the principal amount of $1,490,013 to Vanguard, $199,066 to Northwood and $391,576 to Gateway. The Company also issued (i) 380,880 shares of Series D Preferred Stock to Vanguard, 46,080 shares of Series D Preferred Stock to Northwood and 680 shares of Series D Preferred Stock to Gateway and
(ii) warrants to purchase shares of Series F-1 Preferred Stock (not including the warrant issued to Vanguard in connection with the First July 1995 Vanguard Note) at an exercise price of $9.37 per share, including warrants to purchase 32,120 shares issued to Vanguard, 4,320 shares issued to Northwood and 8,440 shares issued to Gateway. Certain notes previously issued by the Company were canceled in the July 1995 Financing. In connection with the July 1995 Financing, Mr. Lockton agreed, pursuant to a letter agreement dated July 28, 1995, to vote his shares of the Company's capital stock in favor of the election to the Company's Board of Directors of a person designated by the BEA Funds (as defined). This obligation terminated on July 31, 1996.

     In November and December 1995, the Company borrowed $1,000,000 from Vanguard, $450,000 from Gateway and $300,625 from Northwood and issued short-term convertible unsecured notes (the "Winter 1995 Notes") that bore interest at 10% per annum. In connection with these transactions, the Company paid loan fees of $30,000 to Vanguard, $13,500 to Gateway and $9,019 to Northwood.

     In the Series F Financing (as defined), the Company sold 424,000 shares of Series F-1 Preferred Stock to Vanguard for an aggregate purchase price of $3,975,000, including the conversion of certain outstanding notes, 56,720 shares of Series F-1 Preferred Stock to Northwood for an aggregate purchase price of $531,750, including the conversion of certain outstanding notes, and 94,200 shares of Series F-1 Preferred Stock to Gateway for an aggregate purchase price of $883,125, including the conversion of certain outstanding notes.

     Pursuant to the Vanguard Exchange (as defined), the Company acquired the interests or rights to acquire interests of Vanguard Sub (as defined) in ten wireless projects in Indonesia, New Zealand, Brazil, India and Pakistan. Vanguard's cost of acquiring such projects was in excess of approximately $3.5 million.

     In January 1992, the Company issued 1,200,000 shares of Series A Preferred Stock to CTI (as defined), an entity beneficially owned by Messrs. Lockton and McClung and another individual, for an aggregate purchase price of $300,000. CTI subsequently distributed 510,000 shares to Mr. Lockton. Pursuant to the CTP Exchange (as defined), on December 18, 1995 the Company issued 103,280 shares of Common Stock to Mr. Lockton and deposited an additional 45,360 shares of Common Stock into escrow for the benefit of certain parties, including Messrs. Lockton and McClung.

     For additional information, regarding the above transactions, see "Item
13. Certain Relationships and Related Transactions." For a description of compensation of executive officers and directors of the Company and the eligibility of executive officers and directors to participate in the Stock Plan, see "-1996 Stock Option/Stock Issuance Plan" and "-Director Compensation."

1996 STOCK OPTION/STOCK ISSUANCE PLAN

     The 1996 Stock Option/Stock Issuance Plan (the "Stock Plan") was initially adopted by the Board of Directors of the Company and approved by its stockholders on August 7, 1996. The Stock Plan is the successor to the International Wireless Communications, Inc. 1994 Stock Option/Stock Issuance Plan (the "1994 Plan"), and no additional options will be granted under the 1994 Plan. A total of 2,400,000 shares of Common Stock have been authorized for issuance under the Stock Plan. In February 1997, the Board of Directors approved the reservation of an additional 411,526 shares of Common Stock for issuance pursuant to the Stock Plan, subject to stockholder approval.

      The individuals eligible to receive option grants or share issuances under the Stock Plan are employees (including officers and directors), non-employee members of the Board of Directors and consultants of the Company or any parent or subsidiary corporation. As of December 31, 1996 options to purchase a total of 1,982,000 shares of

                             Page 98 of 124 pages.

Common Stock were outstanding under the Stock Plan. In addition, the Board of Directors of the Company granted options to purchase an additional 478,612 shares pursuant to the Stock Plan subsequent to December 31, 1996.


      The Stock Plan is divided into two separate programs: the option grant program and the stock issuance program. Under the option grant program, eligible individuals may be granted options to purchase shares of Common Stock at a discount of up to 15% of the fair market value of such shares on the grant date, and options may be structured as installment options that become exercisable for vested shares over the optionee's period of service or as immediately exercisable options for unvested shares that may be subject to repurchase upon the optionee's termination of employment. The stock issuance program allows eligible individuals to purchase shares of Common Stock at fair market value or at discounts of up to 15% of the fair market value of the shares on the grant date. Such shares may be fully vested when issued or may vest over time. In addition, shares of Common Stock may be issued as bonus awards in recognition of services rendered to the Company.

     The Stock Plan is administered by the Board of Directors of the Company or a committee thereof. The Board or such committee will select the individuals to receive option grants or share issuances and the number of shares subject to each such grant or issuance; determine the exercise or vesting schedule for each granted option or share issuance; and determine whether a granted option is to be an incentive stock option affording favorable tax treatment to the optionee at the loss of a deduction to the Company or a non-statutory option entitling the Company to a deduction upon exercise. Each granted option will have a maximum term of ten years, subject to earlier termination following the optionee's cessation of service with the Company.

     In the event the Company is acquired by merger or asset sale, each outstanding option under the Stock Plan that is not to be assumed or replaced with a comparable option from the successor corporation will automatically terminate. The Company's outstanding repurchase rights under the Stock Plan will also terminate, and the shares subject to those repurchase rights will become fully vested, upon the merger or asset sale, unless such repurchase rights are assigned to the successor corporation.

     The Board has the authority to effect the cancellation of outstanding options under the Stock Plan in return for the grant of new options for the same or different number of option shares with an exercise price per share based upon the lower fair market value of the Common Stock on the new grant date. The Board may also amend or modify the Stock Plan at any time, provided that no such amendment may adversely affect the rights and obligations of the participants with respect to their outstanding options without their consent. The Stock Plan will terminate on January 6, 2006, unless sooner terminated upon the occurrence of certain events.


                             Page 99 of 124 pages.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock and Preferred Stock as of December 31, 1996 by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than five percent of any class of the Company's capital stock, (ii) each of the Company's directors, (iii) each Named Officer and (iv) the Company's directors and executive officers as a group.

                                                                              SHARES BENEFICIALLY OWNED
                                                                              -------------------------
 5% STOCKHOLDERS,                                                COMMON STOCK                           PREFERRED STOCK
 DIRECTORS, NAMED EXECUTIVE OFFICERS                             ------------                           ---------------
 AND OFFICERS AND DIRECTORS AS A GROUP                    NUMBER(1)      PERCENT(1)(2)           NUMBER(1)       PERCENT(1)(3)
 -------------------------------------                    ---------      -------------           ---------       -------------
 Vanguard Cellular Operating Corp.(4)                            --                 --           7,139,920              40.31%
     c/o Vanguard Cellular Systems, Inc.
     2002 Pisgah Church Road, Suite 300
     Greensboro, NC 27455

 BEA Funds(5)                                                    --                 --           1,504,920               8.90%
     c/o BEA Associates
     153 East 53rd Street
     New York, NY 10022

 Gateway Venture Partners III, L.P.(6)                           --                 --           1,156,720               6.83%
     8000 Maryland Ave., Suite 1190
     St. Louis, MO 63105

 Electra Investment Trust PLC(7)                                 --                 --           1,124,640               6.65%
     70 East 55th Street
     New York, NY 10022

 Toronto Dominion Capital (USA), Inc.(8)                         --                 --           1,061,360               6.20%
     31 W. 52nd Street, 20th Floor
     New York, NY 10019

 Central Investment Holding, Inc.                                --                 --           1,066,640               6.31%
     KMT Business Management Committee
     9F. 6 Chung Hsing W. Road, Section 1
     Taipei, Taiwan ROC

 Haynes G. Griffin(9)                                            --                 --           7,139,920              40.31%

 John D. Lockton(10)                                        383,280             41.81%             510,000               3.02%

 Hugh B. L. McClung(11)                                     650,080             70.91%             167,000                   *

 Clarence "Sam" Endy(12)                                    180,000             22.04%                  --                  --

 Douglas S. Sinclair(13)                                    156,000             19.68%               4,000                   *

 Patrick Ciganer(14)                                        100,000             13.57%                  --                  --

 Sanford L. Antignas                                             --                 --                  --                  --

 Carl C. Cordova III(15)                                         --                 --           1,124,640               6.65%

 Stephen R. Leeolou(16)                                      80,000             11.16%           7,139,920              40.31%

 John S. McCarthy(17)                                        12,000              1.85%           1,156,720               6.83%

 Carl F. Pascarella(18)                                      12,000              1.85%                  --                  --

 Brian Rich(19)                                                  --                 --           1,061,360               6.20%

 Van Snowdon(20)                                             76,080             11.95%           7,143,840              40.34%

 All directors and executive officers as a group          1,849,440             95.49%          11,169,560              62.23%
    (16 persons)


                             Page 100 of 124 pages.

------------------

*    Less than 1%.

(1) Except as indicated in the other footnotes to this table, based on information provided by such persons to the Company. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all of the shares of Common Stock shown as beneficially owned by them.

(2) Percentage ownership is based on 636,720 shares of Common Stock outstanding on December 31, 1996. The number of shares of Common Stock beneficially owned includes the shares issuable pursuant to stock options exercisable within 60 days of December 31, 1996. Shares issuable pursuant to stock options are deemed outstanding for computing the percentage owned by the person holding such options but are not deemed outstanding for computing the percentage of any other person.

(3) Percentage ownership is based on 16,906,400 shares of Preferred Stock outstanding on December 31, 1996. The number of shares of Preferred Stock beneficially owned includes the shares issuable pursuant to warrants exercisable within 60 days of December 31, 1996. Shares issuable pursuant to warrants are deemed outstanding for computing the percentage owned by the person holding such warrants but are not deemed outstanding for computing the percentage of any other person.

 (4) Includes (i) 837,880 shares of Series C Preferred Stock, 1,101,080 shares of Series D Preferred Stock, 3,972,240 shares of Series E Preferred Stock and 424,000 shares of Series F Preferred Stock and (ii) 717,000 shares of Series C Preferred Stock issuable upon exercise of warrants to purchase such shares, 23,600 shares of Series D Preferred Stock issuable upon exercise of warrants to purchase such shares and 64,120 shares of Series F Preferred Stock issuable upon exercise of warrants to purchase such shares held by Vanguard Cellular Operating Corp. See "Item 13. Certain Relationships and Related Transactions-- Private Placement Transactions." Mr. Griffin, Chairman of the Board of the Company, is Chairman of the Board and Co-Chief Executive Officer of Vanguard, the sole stockholder of Vanguard Cellular Operating Corp., Mr. Leeolou, a director of the Company, is President and Co-Chief Executive Officer of Vanguard, and Mr. Snowdon, a director of the Company, is Vice President of Vanguard Communications, Inc., a subsidiary of Vanguard. Excludes option to purchase shares of Common Stock held by Messrs. Leeolou and Snowdon in their individual capacities. (See notes 9, 16 and 20 below.) The capital stock of the Company held by Vanguard has been pledged to secure certain indebtedness of Vanguard. In the event of a default by Vanguard in respect of such indebtedness, the pledgee of such capital stock would be entitled to exercise voting and investment power in respect of such shares.

 (5) Includes (i) an aggregate of 1,423,760 shares of Series D Preferred Stock and an aggregate of 77,440 shares of Series F Preferred Stock and
     (ii) an aggregate of 3,720 shares of Series F Preferred Stock issuable upon the exercise of warrants to purchase such shares held by The Emerging Markets Telecommunications Fund, Inc., The Emerging Markets Infrastructure Fund, Inc., CUC & Co. F/B/O Latin America Investment Fund, Inc, Latin America Equity Fund, Inc., Latin America Capital Partners, Argentina Equity Investments Partnership, (collectively, the "BEA Funds"), all of which are affiliated with and/or managed by BEA Associates.

(6) Includes (i) 707,080 shares of Series B Preferred Stock, 224,920 shares of Series C Preferred Stock, 107,560 shares of Series D Preferred Stock and 94,200 shares of Series F Preferred Stock and (ii) 14,520 shares of Series D Preferred Stock issuable upon exercise of warrants to purchase such shares and 8,440 shares of Series F Preferred Stock issuable upon the exercise of warrants to purchase such shares held by Gateway Venture Partners III, L.P. ("Gateway"). Excludes options to purchase shares of Common Stock held by Mr. McCarthy, a director of the Company, who is a General Partner of Gateway Associates, the general partner of Gateway. (See note 17 below.)

(7) Includes an aggregate of 58,000 shares of Series A Preferred Stock and an aggregate of 1,066,640 shares of Series F Preferred Stock held by Electra Investment Trust, PLC and Electra Associates, Inc. (collectively, "Electra"). Mr. Cordova, a director of the Company, is a Vice President of Electra Inc., a subsidiary of Electra Investment Trust PLC. (See note 15 below.)



                             Page 101 of 124 pages.

(8) Includes 213,360 shares issuable upon exercise of warrants held by Toronto Dominion Capital (USA), Inc. ("TDC"). Mr. Rich, a director of the Company, is President of TDC and Managing Director and Group Head of Toronto Dominion Capital, an affiliate of TDC. (See note 19 below.)

(9) Represents shares beneficially owned by Vanguard Cellular Operating Corp. (See note 4 above.) Mr. Griffin is the Chairman of the Board and Co-Chief Executive Officer of Vanguard, the sole stockholder of Vanguard Cellular Operating Corp., and disclaims beneficial ownership of shares held by Vanguard Cellular Operating Corp.

(10) Includes (i) 103,280 shares of Common Stock and options to purchase 280,000 shares of Common Stock that are immediately exercisable, subject to certain rights of repurchase held by the Company, and (ii) 510,000 shares of Series A Preferred Stock. Excludes 45,360 shares of Common Stock deposited in escrow pursuant to the CTP Exchange (as defined below under "Item 13. Certain Relationships and Related Transactions-- Transactions with Founders") in which Mr. Lockton may have a beneficial interest. See "Item 13. Certain Relationships and Related Transactions-- Transactions with Founders." Also excludes an option to purchase 51,573 shares of Common Stock granted to Mr. Lockton in February 1997, which option is immediately exercisable, subject to certain rights of repurchase held by the Company.

(11) Includes (i) 370,080 shares of Common Stock and options to purchase 280,000 shares of Common Stock that are immediately exercisable, subject to certain rights of repurchase held by the Company, and (ii) 167,000 shares of Series A Preferred Stock. Excludes 45,360 shares of Common Stock deposited in escrow pursuant to the CTP Exchange in which Mr. McClung may have a beneficial interest. See "Item 13. Certain Relationships and Related Transactions--Transactions with Founders."
     Also excludes an option to purchase 51,573 shares of Common Stock granted to Mr. McClung in February 1997, which option is immediately exercisable, subject to certain rights of repurchase held by the Company.

(12) Represents options to purchase 180,000 shares of Common Stock that are immediately exercisable, subject to certain rights of repurchase held by the Company. Excludes an option to purchase 33,154 shares of Common Stock granted in February 1997, which option is immediately exercisable, subject to certain rights of repurchase held by the Company.

(13) Represents (i) options to purchase 156,000 shares of Common Stock that are immediately exercisable, subject to certain rights of repurchase held by the Company, and (ii) 4,000 shares of Series B Preferred Stock. Excludes an option to purchase 28,733 shares of Common Stock granted in February 1997, which option is immediately exercisable, subject to certain rights of repurchase held by the Company.

(14) Represents options to purchase 100,000 shares of Common Stock that are immediately exercisable, subject to certain right of repurchase held by the Company. Excludes an option to purchase 18,419 shares of Common Stock granted to Mr. Ciganer in February 1997, which option is immediately exercisable, subject to certain rights of repurchase held by the Company.

(15) Represents shares of Preferred Stock beneficially owned by Electra. (See note 7 above.) Mr. Cordova, a Vice President of Electra Inc., an affiliate of Electra, disclaims beneficial ownership of shares held by Electra Investment and Electra Associates, except to the extent of his pecuniary interest therein.

(16) Represents (i) an option to purchase 80,000 shares of Common Stock that is immediately exercisable, subject to repurchase by the Company, and (ii) 7,139,920 shares of Preferred Stock beneficially owned by Vanguard Cellular Operating Corp. (See note 4 above.) Mr. Leeolou is the President and Co-Chief Executive Officer of Vanguard, the sole stockholder of Vanguard Cellular Operating Corp., and disclaims beneficial ownership of shares held by Vanguard Cellular Operating Corp.

(17) Represents (i) an option to purchase 12,000 shares of Common Stock that is immediately exercisable, subject to repurchase by the Company and
     (ii) 1,156,720 shares of Preferred Stock beneficially owned by Gateway. (See note 6 above.) Mr. McCarthy is a general partner of Gateway Associates, the a general partner of



                             Page 102 of 124 pages.

     Gateway, and disclaims beneficial ownership of shares held by Gateway except to the extent of his pecuniary interest therein.

(18) Represents an option to purchase 12,000 shares of Common Stock that is immediately exercisable, subject to certain rights of repurchase held by the Company.

(19) Represents 1,061,360 shares beneficially owned by TDC. (See note 8 above.) Mr. Rich, President of TDC and Managing Director and Group Head of Toronto Dominion Capital, an affiliate of TDC, disclaims beneficial ownership of shares held by TDC.

(20) Includes (i) 76,080 shares of Common Stock and 3,920 shares of Series D Preferred Stock held by Mr. Snowdon and (ii) 7,139,920 shares of Preferred Stock beneficially owned by Vanguard Cellular Operating Corp. (See note 4 above.) Mr. Snowdon, Vice President of Vanguard Communications, Inc., a subsidiary of Vanguard, the sole stockholder of Vanguard Cellular Operating Corp., disclaims beneficial ownership of shares held by Vanguard Cellular Operating Corp. Excludes an option to purchase 14,735 shares of Common Stock ranted in February 1997, which option is immediately exercisable, subject to certain rights of repurchase held by the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PRIVATE PLACEMENT TRANSACTIONS

THE SERIES B FINANCING

     In March 1992, the Company sold 271,960 shares of Series B Preferred Stock to Gateway Venture Partners III, L.P. ("Gateway") for an aggregate purchase price of $250,000 (a purchase price of $0.92 per share). In June 1992, the Company issued to Gateway a warrant to purchase an additional 417,040 shares of Series B Preferred Stock at an exercise price of $0.60 per share, with the number of shares and exercise price subject to adjustment in certain circumstances, which was subsequently canceled.

     In May 1993, the Company sold an aggregate of 848,520 shares of Series B Preferred Stock for an aggregate purchase price of $780,000 (a purchase price of $0.92 per share), of which 435,120 shares were sold to Gateway for an aggregate purchase price of $399,984, including cancellation of indebtedness in the amount of $75,000. The warrant issued to Gateway in March 1992 was canceled in connection with this financing.

THE SERIES C FINANCING

     In October and November 1993, the Company issued convertible secured notes in an aggregate principal amount of $1,350,812, including notes in an aggregate principal amount of $485,812 issued to Gateway (the "Gateway Note"). Such notes bore interest at prime plus 1% per annum and were secured by all of the assets of the Company.

     In a series of transactions during January and February 1994 (the "Series C Financing"), the Company sold an aggregate of 1,762,280 shares of Series C Preferred Stock for an aggregate purchase price of $3,917,550 (a purchase price of $2.22 per share), including 224,920 shares sold to Gateway for an aggregate purchase price of $499,997, including cancellation of the Gateway Note, and 837,880 shares sold to Vanguard for an aggregate purchase price of $1,862,607.

     In connection with the Series C Financing, the Company issued to Vanguard warrants (as subsequently amended) to purchase (i) 50,440 shares of Series C Preferred Stock at an exercise price of $2.22 per share, (ii) 273,440 shares of Series C Preferred Stock at an exercise price of $2.22 per share, and (iii) 393,120 shares of Series D Preferred Stock at an exercise price of $6.55 per share. The warrant described in clause (i) is exercisable until December 18, 1997; the warrants described in clauses (ii) and (iii) are exercisable until May 15, 1997 or, if earlier, upon the initial public offering of the Company's capital stock. The number of shares and exercise price for all such warrants are subject to adjustment in certain circumstances.


                             Page 103 of 124 pages.

     In connection with the Series C Financing, the investors were granted certain registration rights, information rights, board observer rights, board representation rights, rights of first offer and co-sale rights. Vanguard was also granted a right of first refusal to acquire an amount of any future equity financing by the Company equal to (i) the amount Vanguard would be entitled to acquire under its first offer rights based on its pro rata equity ownership in the Company (calculated on an as converted basis) plus (ii) an overcall amount. The overcall amount was the number of shares which, when added to the number of shares represented by the warrants issued to Vanguard in the Series C Financing (including shares acquired upon the exercise of such warrants), would equal 15.01% of the outstanding shares of the Company capital stock on a post-transaction basis. The right of first refusal was amended in connection with the Series D Financing (as defined below).

     In connection with the Series C Financing, Vanguard and the Company entered into a Business Development and Resource Access Agreement dated as of February 28, 1994 (the "Development Agreement"). The Development Agreement has a five year term and provides that if either party becomes aware of opportunities for wireless projects outside the United States or PCS projects within or outside the United States, and brings the opportunity to the attention of the other party, then the other party will have the opportunity to participate in such projects. The Development Agreement also provides for Vanguard to assist the Company, at the Company's request and subject to availability of Vanguard resources, by providing various services including project review, operations support, technical support, training, site visits, staffing and recruiting. The Company reimburses Vanguard for Vanguard's costs in providing certain of such services; such reimbursement has not exceeded $60,000 in fiscal years 1994 or 1995 or 1996.

THE SERIES D FINANCING

     In May 1994, the Company issued convertible notes (the "May 1994 Bridge Notes") in an aggregate principal amount of $2,028,993, including $500,000 to Gateway and $770,234 to Vanguard. The May 1994 Bridge Notes were due in 180 days and bore interest at prime plus 1% per annum. In connection with the May 1994 Bridge Notes, the purchasers received warrants exercisable for an aggregate of 46,440 shares of Series D Preferred Stock, including:
Gateway-11,440 shares and Vanguard-17,640 shares. The warrants have an exercise price of $6.55 per share and are exercisable until May 6, 1997, or, in the case of the warrants issued to certain of the other lenders, May 23, 1997 or June 12, 1997, provided that the warrants shall no longer be exercisable upon the occurrence of (i) the closing of the initial public offering of the Company's capital stock, (ii) the sale of all or substantially all of the Company's assets, (iii) the merger of the Company with or into another entity resulting in the transfer of at least 50% of the Company's outstanding voting equity securities, or (iv) any other transfer of at least 50% of the Company's outstanding voting equity securities (each or certain other similar events, a "Termination Event"). All share amounts and the exercise price are subject to adjustment in certain circumstances.

     In a series of transactions in September and October 1994 (the "Series D Financing"), the Company sold an aggregate of 2,230,560 shares of Series D Preferred Stock for an aggregate purchase price of $14,610,168 (a purchase price of $6.55 per share), including (i) 106,880 shares sold to Gateway for an aggregate purchase price of $700,064, including cancellation of May 1994 Bridge Notes in the principal amount of $500,000, and (ii) 445,400 shares sold to Vanguard for an aggregate purchase price of $2,917,370, including cancellation of May 1994 Bridge Notes in the principal amount of $770,234. Among the purchasers in the Series D Financing were certain funds managed by or affiliated with BEA Associates (the "BEA Funds"), which purchased an aggregate of 1,221,440 shares of Series D Preferred Stock for an aggregate purchase price of $8,000,432. The Company also entered into an agreement with the BEA Funds providing that, where feasible, appropriate and mutually advantageous, the Company and the BEA Funds will bring to the attention of each other trunked radio, WLL, PCS and other existing and future wireless projects.

     In connection with the Series D Financing, Vanguard loaned $1.8 million to the Company in exchange for two convertible notes in the amount of $900,000 each. Each note was due upon the earlier of April 26, 1996 or the occurrence of certain events which did not occur prior to that date. On April 26, 1996, Vanguard converted both notes, as amended, pursuant to the Vanguard Exchange (as defined below), into an aggregate of 274,800 shares of Series D Preferred Stock.

THE APRIL 1995 FINANCINGS

     On April 6, 1995, the Company issued convertible notes (the "April 6, 1995 Bridge Notes") in an aggregate principal amount of $696,700, including notes in principal amounts of $390,000 to Vanguard and $200,000 to Gateway.


                            Page 104 of 124 pages.

The April 6, 1995 Bridge Notes bore interest at prime plus 1%, were due in 150 days, and were automatically convertible into equity securities, subsequently determined to be Series D Preferred Stock, upon the closing of the Company's next equity financing in which at least $5 million was raised. The April 6, 1995 Bridge Notes were canceled in connection with a subsequent financing of the Company.

     In connection with the issuance of the April 6, 1995 Bridge Notes, the Company issued warrants (the "April Bridge Warrants") exercisable for an aggregate of 10,720 shares of Series D Preferred Stock, including warrants to purchase 5,960 shares issued to Vanguard and 3,080 shares issued to Gateway. The warrants have an exercise price of $6.55 per share and are exercisable until April 6, 1998, provided that the warrants shall no longer be exercisable upon the occurrence of a Termination Event. All share amounts and the exercise price are subject to adjustment in certain circumstances.

     On April 24, April 25, and June 27, 1995, the Company issued convertible secured notes (the "April 24, 1995 Bridge Notes" and, together with the April 6, 1995 Bridge Notes, the "April 1995 Bridge Notes") in an aggregate principal amount of $6,144,070, including notes in principal amounts of $1,541,070 to Vanguard, $4,000,000 to the BEA Funds and $200,000 to Gateway. Of the $1,541,070 loaned by Vanguard, $390,000 was in the form of cancellation of the April 6, 1995 Bridge Note held by Vanguard. The April 24, 1995 Bridge Notes bore interest at prime plus 1% per annum, were due 45 days after their respective issue dates and were secured by a lien on substantially all of the Company's assets. The April 24, 1995 Bridge Notes provided that principal thereon was to be automatically converted on the respective due dates into Series D Preferred Stock at a price of $6.55 per share, provided that no holder was required to convert to the extent that conversion would result in the holder owning 20% or more of the Company's capital stock.

THE JULY 1995 FINANCING

     On July 31, 1995, the Company issued a convertible unsecured note (the "First July 1995 Vanguard Note") in the principal amount of $1,485,000 to Vanguard (such issuance, together with the issuance of the other notes in July 1995 described below, the "July 1995 Financing"). The note bore interest at prime plus 1% per annum and was due 180 days after the issue date or, at the Company's option, 270 days after the issue date. The note provided that the principal balance thereof was automatically convertible into the Company's equity securities upon the closing of the Company's next equity financing meeting certain conditions (at a conversion price per share equal to the share price in such equity financing, but not to exceed $10.40). The Company paid Vanguard a $20,000 fee in connection with the note transaction. The First July 1995 Vanguard Note was canceled in the Series F Financing (as defined below).

     In connection with the issuance of the First July 1995 Vanguard Note, the Company issued Vanguard, for a purchase price of $15,000, a warrant to purchase 32,000 shares of Series F-1 Preferred Stock at an exercise price of $9.37 per share, with the number of shares and the exercise price subject to adjustment in certain circumstances. The warrant is exercisable until December 18, 1998, provided that the warrants shall no longer be exercisable upon the occurrence of a Termination Event.

     In the July 1995 Financing, the Company issued additional July 1995 Notes in an aggregate principal amount of $7,118,025, including notes in the amount of $1,490,013 to Vanguard, $460,116 to the BEA Funds and $391,576 to Gateway. The July 1995 Notes bore interest at prime plus 1% per annum, had due dates and conversion features substantially identical to those contained in the First July 1995 Vanguard Note and were unsecured. These notes were cancelled in the Series F Financing.

     In the July 1995 Financing, the Company issued an aggregate of 1,147,600 shares of Series D Preferred Stock for an aggregate purchase price of $7,516,780 (a purchase price of $6.55 per share), including 380,880 shares to Vanguard, 539,600 shares to the BEA Funds and 680 shares to Gateway. All of the remaining April 1995 Bridge Notes were canceled in the July 1995 Financing.

     In the July l995 Financing, for an aggregate purchase price of $71,901, the Company issued warrants to purchase an aggregate of 153,760 shares of Series F-1 Preferred Stock (not including the warrant issued to Vanguard in connection with the First July 1995 Vanguard Note) at an exercise price of $9.37 per share, including warrants to purchase 32,120 shares issued to Vanguard, 8,440 shares issued to Gateway and 9,920 shares issued to the BEA Funds. All share amounts and the exercise price are subject to adjustment in certain circumstances. The warrants are exercisable


                             Page 105 of 124 pages.

until December 18, 1998, provided that the warrants shall no longer be exercisable upon the occurrence of a Termination Event.

     In connection with the July 1995 Financing, Messrs. Lockton and McClung agreed, pursuant to letter agreements dated July 28 and July 31, 1995, respectively, to vote their shares of the Company's capital stock in favor of the election to the Company's Board of Directors of a person designated by the BEA Funds. This obligation terminated on July 31, 1996.

THE 1995 TDI FINANCING

     On August 15, 1995, pursuant to a Note and Warrant Purchase Agreement dated as of August 14, 1995, the Company borrowed $4,950,000 from Toronto Dominion Investments, Inc. ("TDI") and issued an unsecured convertible note in the principal amount of $4,950,000 (the "TDI Unsecured Note"). The TDI Unsecured Note bore interest at 9.75% per annum and was due on January 27, 1996, subject to the Company's option to extend the maturity date to April 26, 1996. The principal balance of the TDI Unsecured Note was automatically convertible into shares of the Company's equity securities upon the closing of the Company's next equity financing in which the gross proceeds to the Company exceeded $15,000,000, provided that such equity financing closed on or before January 27, 1996. Pursuant to an Investors' Agreement dated as of July 31, 1995, the July 1995 Notes and the First July 1995 Vanguard Note were amended to provide that such notes were PARI PASSU with the TDI Unsecured Note and with each other.

     On August 15, 1995, for a purchase price of $50,000, the Company issued TDI a warrant (the "First TDI Warrant") to purchase 106,680 shares of Series F-2 Preferred Stock at an exercise price of $9.37 per share, with the number of shares and exercise price subject to adjustment in certain circumstances. The First TDI Warrant is exercisable until December 18, 1998, provided that the warrants shall no longer be exercisable upon the occurrence of a Termination Event.

     Pursuant to a Loan Agreement dated as of August 14, 1995, between the Company and TDI (the "1995 TDI Loan Agreement"), the Company borrowed $5,000,000 from TDI and issued a note in the principal amount of $5,000,000 (the "TDI Secured Note"). The TDI Secured Note was due on the earlier of 180 days from its issue date or the closing of the Company's next equity financing in which the Company received net proceeds of at least $5,000,000, and bore interest at 11% per annum for the first 90 days and 13% per annum thereafter. Pursuant to the 1995 TDI Loan Agreement, the Company paid TDI a fee of $125,000. The Company's obligations under the 1995 TDI Loan Agreement were secured by substantially all of the Company's assets and a pledge of the stock of certain wireless projects owned by the Company. At the closing of the Series F Financing (as defined below), the Company repaid the TDI Secured
Note in full through the issuance to TDI of 320,000 shares of Series F-2 Preferred Stock at a purchase price of $9.37 per share, for an aggregate amount of $3,000,000, and cash in the amount of $2,000,000 plus accrued interest, and TDI released its security interest and returned the pledged stock to the Company.

     Pursuant to the 1995 TDI Loan Agreement, the Company issued to TDI a warrant (the "Second TDI Warrant") to purchase 106,680 shares of Series F-2 Preferred Stock at an exercise price of $9.37 per share, with the number of shares and the exercise price subject to adjustment in certain circumstances. The Second TDI Warrant is exercisable until the same date, with the date being subject to change in the same circumstances, as the First TDI Warrant.

THE SERIES F FINANCING

     In November and December 1995, the Company borrowed a total of $1,797,515, including $1,000,000 from Vanguard and $450,000 from Gateway and issued short-term convertible unsecured notes (the "Winter 1995 Notes") that bore interest at 10% per annum. In connection with these transactions, the Company paid the lenders an aggregate of $53,925 in loan fees, including $30,000 to Vanguard and $13,500 to Gateway.

     In a transaction that was consummated on December 18, 1995 (the "Series F Financing") pursuant to a Securities Purchase Agreement dated as of December 6, 1995 (the "Series F Purchase Agreement"), the Company sold an aggregate of 4,508,480 shares of Series F-1 Preferred Stock and sold 848,000 shares of Series F-2 Preferred Stock to TDI, for an aggregate purchase price of $50,217,000 (a purchase price of $9.375 per share). Among the purchasers of Series F-1 Preferred Stock were Vanguard (424,000 shares for an aggregate purchase price of $3,975,000, including the conversion of certain outstanding notes), the BEA Funds (123,560 shares for an aggregate purchase price of $1,158,375,



                             Page 106 of 124 pages.

including the conversion of certain outstanding notes), Gateway (94,200 shares for an aggregate purchase price of $883,125, including the conversion of certain outstanding notes), CIH (1,066,640 shares for an aggregate purchase price of $9,999,750) and Electra (1,066,640 shares for an aggregate purchase price of $9,999,750). TDI purchased 848,000 shares of non-voting Series F-2 Preferred Stock for an aggregate purchase price of $7,950,000, all of which was paid for by conversion of the TDI Unsecured Note and conversion of $3,000,000 in principal amount of the TDI Secured Note. In connection with the Series F Financing, the Company paid Electra financing fees of $265,000 and paid TDI fees for services performed as placement agent.

     Pursuant to the Series F Purchase Agreement, the Company agreed to covenants customary in financing transactions of such type, including limits on incurring debt and granting liens and pledges and other negative covenants including limitations on payments, dividends, investments, mergers, asset sales, amendments of its Certificate or Bylaws that would adversely impact the rights of the Series F-1 Preferred Stock and Series F-2 Preferred Stock, changes to its business, changes in control and sales of equity securities. Upon the occurrence of certain events in the nature of defaults by the Company under the Series F Purchase Agreement, the holders of Series F-1 Preferred Stock have the right to (i) cause the Company to increase the size of its Board of Directors and (ii) elect one additional director. In July 1996, certain covenants contained in the Series F Purchase Agreement were waived to permit the transactions contemplated by the Offering.

     In connection with the Series F Financing, the Company entered into the Fifth Amended and Restated Investor Rights Agreement dated as of December 18, 1995 (the "IRA"), with certain investors, including holders of its Series B, C, D, E and F Preferred Stock, and the Registration Rights Agreement dated as of December 18, 1995 (the "Registration Rights Agreement") with holders of its Series F Preferred Stock.

     The IRA provides a right of first offer to purchase shares of any class of the Company's capital stock sold by the Company (subject to certain exceptions) to any investor who holds at least 10% of the Registrable Securities (as defined in the IRA) it initially acquired and to any person who acquires at least 10% in the aggregate of any of the Series B, C, D, E, or F Preferred Stock outstanding as of December 18, 1995. Each such investor may purchase up to its pro-rata share of the shares being offered determined on an as-converted basis. The right of first offer does not apply to, and expires upon, a public offering of Common Stock in which the offering price is at least $18.75 per share and $25,000,000 in the aggregate.

     The IRA provides that, with certain exceptions, transfers of their stock by investors who hold at least 100,000 shares of Common Stock or securities convertible into at least 100,000 shares of Common Stock ("Large Investors") are subject to rights of first offer and co-sale rights in favor of the other Large Investors (except holders of Series A Preferred Stock). In particular,
(i) each Large Investor (subject to certain exceptions) has a right of first offer with respect to transfers of Company's capital stock by other Large Investors to purchase up to its pro rata share of the shares being transferred, determined on an as-converted basis, and (ii) each Large Investor who elects not to exercise such right of first offer may sell a pro rata number of the shares being transferred, determined on an as-converted basis. The rights of first offer do not apply to shares sold in a public offering of the Company's capital stock, and the co-sale rights do not apply to sales of shares sold in a public offering of the Company's capital stock, sales by the Company and certain other transfers and are subject to certain preferential rights of the holders of Series F Preferred Stock. In addition, Mitsui & Co. Ltd., Mitsubishi Corporation and their affiliates may elect to opt out of the first offer obligations in certain circumstances. In addition, Messrs. Lockton, McClung, Endy, Sinclair, Ciganer and Dolonius and other Company management are prohibited from transferring more than 20,000 shares of the Company stock, subject to certain exceptions.

     The IRA also contains board observer rights, board representation rights, agreements concerning voting of shares and registration rights. See "Item 10. Directors and Officers of the Registrant-Arrangements Concerning Election of Directors."

     The IRA requires that a special committee of the Board of Directors, consisting of a Vanguard designee, a Series F designee (who shall be the Electra designee, if there is an Electra designee on the Board of Directors), a member designated by the other outside investors and a Company management designee, shall from time to time consult with an unaffiliated investment bank as to the commercial reasonableness of an initial public offering of the Common Stock (an "IPO"). Based on such consultation, the committee shall make a recommendation to the Board of Directors about proceeding with an IPO. Subject to approval of the Board of Directors and to the registration rights of holders of


                             Page 107 of 124 pages.

Series F Preferred Stock under the Registration Rights Agreement, the Company shall proceed with an IPO unless three or more directors oppose such a transaction, in which case the Company shall submit the decision to proceed with an IPO to binding arbitration. If no IPO occurs by December 31, 1996, the committee shall explore with unaffiliated investment bankers other liquidity alternatives, including the sale of the Company.

THE DEBT OFFERING

     On August 15, 1996, the Company sold 196,720 units (the "Units"), each consisting of a $1,000 principal amount Old Note and one Warrant to purchase
11.638 shares of Common Stock to BT Securities Corporation, Toronto Dominion Securities (USA) Inc. and Salomon Brothers Inc (the "Initial Purchasers") at 35.43% of the principal amount thereof. The Units were resold by the Initial Purchasers in a private placement. Each Warrant provides that if the Company does not complete an initial public offering of Common Stock that results in net cash proceeds to the Company of at least $50 million or a qualified reorganization (which is defined as being any reorganization that (a) occurs simultaneously with or following a change of control and (b) results in there being deliverable upon exercise of any Warrant, cash and/or securities registered under Section 12 of the Exchange Act that are freely tradable and listed on a national securities exchange or traded on a national quotation service) on or prior to May 15, 1997, each unexercised Warrant will entitle the holder thereof to purchase an additional 2.645 shares of Common Stock. The Old Notes and the Warrants became separably transferable on November 15, 1996.

     Under the terms of the Debt Offering, the Company filed a registration statement (the "Exchange Registration Statement") with the SEC registering the Exchange Notes to be offered in exchange for the Old Notes (the "Exchange Offer"). The Exchange Registration Statement was declared effective by the SEC on November 21, 1996, and the Exchange Offer was completed on December 27, 1996.

     The Notes were issued pursuant to the Indenture. The Notes are secured pursuant to a Pledge Agreement by a first priority pledge of all of the capital stock of IWC and the intercompany note due to the Company by IWC. Under the terms of the Indenture, the Company is subject to certain covenants including, but not limited to, (i) restrictions on certain payments by the Company and certain subsidiaries and affiliates of the Company including restrictions on the payment of dividends, and the redemption and/or repurchase of equity interests, (ii) restrictions on the issuance of additional indebtedness or the issuance of preferred stock, (iii) limitations on heirs (iv) limitations on lines of business (v) restrictions on transactions with affiliates (vi) limitations on the structure of the Company and its subsidiaries, and (vii) reporting requirements.

THE VANGUARD EXCHANGE

     In connection with the issuance of the April 24, 1995 Bridge Notes, the Company and Vanguard agreed that a wholly owned subsidiary of Vanguard would contribute its interests in ten wireless projects to the Company in exchange (as amended, the "Vanguard Exchange") for shares of Preferred Stock resulting in Vanguard owning not less than a 50% equity interest in the Company on a fully diluted basis. On July 28, 1995, the Company, Vanguard and Vanguard International Telecommunications, Inc., a wholly owned subsidiary of Vanguard ("Vanguard Sub"), entered into an Agreement and Plan of Reorganization (as amended, the "Vanguard Reorganization") which specified the terms and conditions of the Vanguard Exchange. The Vanguard Reorganization provided that Vanguard Sub would be merged into the Company, with the Company as the surviving corporation, and in exchange therefor Vanguard would receive 3,972,240 shares of Series E Preferred Stock, subject to adjustment in certain circumstances. The Vanguard Exchange occurred on December 18, 1995 concurrently with the closing of the Series F Financing.

     Pursuant to the Vanguard Exchange, the Company acquired Vanguard Sub's interests or rights to acquire interests in ten wireless projects in Indonesia, New Zealand, Brazil, India and Pakistan. Vanguard's cost of acquiring such projects was in excess of approximately $550,000. The terms of the Vanguard Exchange were arrived at through arms-length negotiations and were approved by a majority of disinterested directors of the Company and by the Company's stockholders. See "Item 1. Business-Operating Companies" and "Item 1. Business-Developmental Stage Projects." In connection with the Vanguard Exchange, the warrants issued to Vanguard in connection with the Series C Financing were amended to, among other things, extend the maturity of certain of these warrants.

TRANSACTIONS WITH FOUNDERS


                             Page 108 of 124 pages.

     In January 1992, the Company issued 1,200,000 shares of Series A Preferred Stock to Corporate Technology International ("CTI"), an entity beneficially owned by Messrs. Lockton and McClung and another individual, for an aggregate purchase price of $300,000. CTI subsequently distributed 510,000 shares to each of Messrs. Lockton and McClung.

     In January 1994, the Company entered into an agreement (the "CTP Agreement") with Messrs. Lockton, McClung and a third party to exchange 251,920 shares of Common Stock (the "CTP Exchange") for 70% of the then outstanding equity of CTP, a partnership owned by Messrs. McClung, Lockton and others that was formed to pursue wireless communications opportunities. The CTP Exchange was consummated on December 18, 1995. Pursuant to the CTP Exchange, the Company issued 103,280 shares of Common Stock to each of Messrs. Lockton and McClung and deposited an additional 45,360 shares of Common Stock into escrow for the benefit of certain parties, including Messrs. Lockton and McClung. The terms of the CTP Exchange were arrived at through arms' length negotiations and were approved by a majority of disinterested directors of the Company.

     In August 1996, Mr. McClung converted 266,800 shares of Series A Preferred Stock into a like number of shares of Common Stock.

INDEBTEDNESS OF MANAGEMENT

     On October 19, 1994, pursuant to a Stock Purchase Agreement and a Compensation Agreement, the Company sold Mr. Snowdon, who is a director of the Company and Vice President of Vanguard Communications, Inc., a subsidiary of Vanguard, 76,080 shares of Common Stock at a purchase price of $2.00 per share and 3,920 shares of Series D Preferred Stock at a purchase price of $6.55 per share, for an aggregate purchase price of $177,836. The Company loaned Mr. Snowdon the purchase price, which loan is evidenced by a note from Mr. Snowdon to the Company dated October 19, 1994. The note bears interest at 7.69% per annum. Principal and accrued interest are due on October 19, 2004. The note is secured by a pledge of the stock purchased by Mr. Snowdon and is non-recourse to him.

1996 TD LOAN AGREEMENT

     In July 1996, the Company entered into a Loan Agreement (the "1996 TD Loan Agreement") with Toronto Dominion (Texas), Inc., an affiliate of Toronto Dominion, providing for a $10.0 million revolving credit facility. Subject to the terms and conditions of the 1996 TD Loan Agreement, the Company was able to borrow funds in an initial amount of at least $2.0 million and additional amounts in integral multiples of at least $1.0 million. All borrowings were evidenced by a promissory note bearing interest at a specified base rate plus a margin increasing from 2.25% to 3.75% over the term of the facility or a specified LIBOR rate plus a margin increasing from 3.5% to 5.0% over the term of the facility and were due in July 1997, subject to mandatory repayment, without premium, from the net proceeds from any public or private sale of debt or equity securities (including the net proceeds of the Debt Offering), the net proceeds from certain asset sales by the Company or its subsidiaries, or certain other events. The obligations of the Company under the 1996 TD Loan Agreement and the note issued pursuant thereto were secured by a pledge by the Company of all capital stock of certain of the Company's subsidiaries and affiliates. Under the 1996 TD Loan Agreement, Toronto Dominion (Texas), Inc. received a facility fee of $300,000 and was reimbursed for certain costs and expenses. In addition, Toronto Dominion (Texas), Inc. was entitled to a commitment fee of 0.5% of the average unused available portion of such, payable quarterly in arrears. Mr. Rich, a director of the Company, serves as an executive officer of Toronto Dominion Capital, an affiliate of Toronto Dominion (Texas), Inc. On August 15, 1996, the Company used $7.4 million of the net proceeds from the Debt Offering to repay in full all outstanding borrowings under the 1996 TD Loan Agreement.

OTHER TRANSACTIONS

     In 1995 the Company paid Coriander Willow, an entity owned by Vicky Bratten, who is Mr. McClung's wife, $90,330 for accounting services performed by Coriander Willow for the Company. Management believes that this transaction was upon terms substantially equivalent to or more favorable to the Company than those that could have been obtained from unaffiliated third parties.

     TD Securities (USA) Inc., previously Toronto Dominion Securities (USA) Inc., an affiliate of TDI, in connection with the Debt Offering, received fees and purchased Units in the Debt Offering at a discount (as an Initial Purchaser) of $1.2 million from the price offered to other investors.


                             Page 109 of 124 pages.

     For a description of compensation of executive officers and directors of the Company and the eligibility of executive officers and directors to participate in the Stock Plan, see "Item 11. Executive Compensation-1996 Stock Option/Stock Issuance Plan" and "Item 11. Executive Compensation-Director Compensation."


                             Page 110 of 124 pages.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   EXHIBIT
      NO.                               EXHIBIT
   -------                              -------
     1.1* Purchase Agreement dated August 9, 1996, among Registrant, BT Securities Corporation, Toronto Dominion Securities (USA) Inc. and Salomon Brothers Inc

     2.1* Agreement and Plan of Merger dated as of August 8, 1996 by and among Registrant, International Wireless Communications Acquisition Corporation and International Wireless
             Communications, Inc.

     2.2* Subscription Agreement among Star Digitel Limited ("SDL"), Star Telecom Holding Limited ("STHL"), Star Telecom
             International Holding Limited and International Wireless Communications, Inc., dated September 23, 1996

     2.3*    Letter Agreement between International Wireless
             Communications, Inc. and STHL regarding loan agreement, dated November 7, 1996

     2.4*    Letter Agreements between International Wireless
             Communications, Inc. and STHL regarding indemnification, dated November 5, 1996 and November 7, 1996

     3.1*    Amended and Restated Certificate of Incorporation of
             Registrant, as currently in effect

     3.2*    Bylaws of Registrant

     4.1* Indenture dated as of August 15, 1996 between Registrant, as issuer, and Marine Midland Bank, as Trustee

     4.2* Pledge Agreement dated as of August 15, 1996 by Registrant and International Wireless Communications, Inc. in favor of Bankers Trust Company, as Collateral Agent

     4.3* Unit Agreement dated as of August 15, 1996 among Registrant and Bankers Trust Company, as Unit Agent and Warrant Agent and Marine Midland Bank, as Trustee

     4.4* Registration Rights Agreement dated as of August 15, 1996 among Registrant, BT Securities Corporation, Toronto Dominion Securities (USA) Inc. and Salomon Brothers Inc

    10.1* Warrant Agreement dated August 15, 1996 between Registrant and Bankers Trust Company, as Warrant Agent

    10.2* Securities Purchase Agreement dated as of December 6, 1995 among Registrant and the Investors named therein

    10.3* Fifth Amended and Restated Investor Rights Agreement dated as of December 18, 1995 among Registrant and the Investors named therein

    10.4* Registration Rights Agreement dated as of December 18, 1995 among Registrant and the Investors named therein

    10.5* Stock Purchase Agreement dated as of December 18, 1995 among Registrant, John D. Lockton and Hugh B.L. McClung

    10.6* Assignment and Assumption Agreement dated as of August 7, 1996 between Registrant and International Wireless
             Communications, Inc.

    10.7* Consent, Waiver, Amendment, Assignment and Assumption Agreement effective as of August 7, 1996 among Registrant and the other parties named therein

    10.8* Consent, Waiver, Amendment, Assignment and Assumption Agreement effective as of August 7, 1996 among International Wireless Communications, Inc. and the parties named therein

    10.9*    1996 Stock Option/Stock Issuance Plan

   10.10*    Form of Indemnification Agreement

   10.11*    Real Property Lease between International Wireless
             Communications, Inc. and PM Realty Group, dated May 5, 1994

  10.11A* First Amendment to Lease between The Prudential Insurance Company of America ("Prudential") and International Wireless Communications, Inc., dated September 1, 1996

   10.11B    Second Amendment to Lease between Prudential and
             International Wireless Communications, Inc., dated
             November 15, 1996.



                             Page 111 of 124 pages.

10.12A++*    Shareholders Agreement by and among Shubila Holding Sdn Bhd,
             International Wireless Communications, Inc. and Laranda Sdn
             Bhd, dated March 26, 1996

  10.12B* License granted to Syarikat Telefon Wireless (Malaysia) Sdn Bhd ("STW"), dated November 16, 1994

10.12C++*    Access and Interconnect Agreement between Telekom Malaysia
             Berhad and STW, dated August 16, 1949

10.12D++*    Loan Agreement among STW, Permata Merchant Bank Berhad
             ("Permata") and certain financial institutions listed therein, dated August 18, 1995; Option Agreement between Permata and
             International Wireless Communications, Inc., dated October 2,
             1995; Collateral Agreement among International Wireless
             Communications, Inc., Shubila Holding Sdn. Bhd., Laranda Sdn.
             Bhd, STW and Permata, dated October 2, 1995; Agreement to
             Allocate Responsibility among International Wireless
             Communications, Inc., Shubila Holding Sdn. Bhd. and Laranda
             Sdn. Bhd, dated November 1995

10.13A++*    Cooperation Agreement on Network Interconnection of Mobisel
             STBS with Telkom PSTN between PT. (Persero) Telekomunikasi
             Indonesia ("Telekom  Indonesia") and PT Mobile Selular
             Indonesia, dated August 21, 1996

  10.13B* Sale and Termination Agreement among PT Rajasa Hazanah Perkasa ("RHP"), PT Deltona Satya Dinamika ("DSD"), PT Bina Reksa Perdana ("BRP"), International Wireless Communications, Inc. and Bell Atlantic Indonesia, Inc. ("BA"), dated
             October 11, 1995; Promissory Note executed by RHP, DSD, BRP and International Wireless Communications, Inc. in favor of BA, dated October 11, 1995

  10.13C* Shareholders' Agreement among BRP, International Wireless Communications, Inc., DSD and RHP, dated November 9, 1995

  10.13D* Cooperative Agreement among Telkom Indonesia, Yayasan Dana Pensiun Pegawai PT Telkom and RHP, dated November 30, 1995

  10.13E*    License granted to RHP, dated April 28, 1995

  10.13F* Facility Agreement between PT Mobile Selular Indonesia ("Mobisel") and Nissho Iwai International (Singapore) Pte., Ltd. ("Nissho Iwai"), dated March 12, 1996; Share Pledge Agreement between RHP and Nissho Iwai, dated March 12, 1996

   10.14*    Stockholder Agreement between Teleparbs Participacoes Ltda.
             (RBS) and International Wireless Communications, Inc., dated August 31, 1995

   10.15* Shareholders' Agreement among Mainstream Limited, International Wireless Communications, Inc. and STHL, dated August 30, 1996

  10.16A* Shareholders' Agreement among SDL, STHL and International Wireless Communications, Inc., dated November 7, 1996

     21.1    Subsidiaries of the Registrant

     24.1    Power of Attorney

     27.1    Financial Data Schedule
--------------

* Incorporated by reference to a correspondingly numbered exhibit to the Registrant's Registration Statement on Form S-1 declared effective by the Commission on November 21, 1996 (Reg. No. 333-11987).

++ Confidential treatment was granted as to certain portions of this exhibit by the Commission on November 11, 1996 in connection with the Registrant's Registration Statement on Form S-1 declared effective by the Commission on November 21, 1996 (Reg. No. 333-11987).

FINANCIAL STATEMENT SCHEDULE.

     No Financial Statement Schedule has been included because it is not required.



                             Page 112 of 124 pages.

(b)  REPORTS ON FORM 8-K.

     On November 7, 1996, the Registrant filed a Report on Form 8-K to report the acquisition by the Registrant of a 40% equity interest in Star Digitel Limited, a Hong Kong company that is engaged in the development of various regional cellular projects in China. No financial statements for Star Digitel Limited or for the Registrant were required to be filed with such Report on Form 8-K.


                             Page 113 of 124 pages.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 1997.

           INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC.


                              By /s/ JOHN D. LOCKTON
                                 ---------------------------------
                                   John D. Lockton
                                   Chief Executive Officer

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John D. Lockton, as his true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                            TITLE                                DATE
       ---------                            -----                                ----

  /s/ JOHN D. LOCKTON          President, Chief Executive Officer            April 15, 1997
----------------------------             and Director
      JOHN D. LOCKTON


/s/ DOUGLAS S. SINCLAIR             Chief Financial Officer                  April 15, 1997
----------------------------     (Principal Financial Officer)
    DOUGLAS S. SINCLAIR


  /s/ KEITH D. TAYLOR                      Controller                        April 15, 1997
----------------------------     (Principal Accounting Officer)
      KEITH D. TAYLOR


 /s/ HAYNES G. GRIFFIN                Chairman of the Board                  April 15, 1997
----------------------------
     HAYNES G. GRIFFIN


/s/ SANFORD L. ANTIGNAS                      Director                        April 15, 1997
----------------------------
    SANFORD L. ANTIGNAS


/s/ CARL C. CORDOVA III                      Director                        April 15, 1997
----------------------------
    CARL C. CORDOVA III

                             Page 114 of 124 pages.


       SIGNATURE                            TITLE                                DATE
       ---------                            -----                                ----


  /s/ STEPHEN R. LEEOLOU                     Director                        April 15, 1997
----------------------------
      STEPHEN R. LEEOLOU


    /s/ JOHN S. MCCARTHY                     Director                        April 15, 1997
----------------------------
        JOHN S. MCCARTHY


   /s/ HUGH B. L. MCCLUNG                    Director                        April 15, 1997
----------------------------
       HUGH B. L. MCCLUNG


   /s/ CARL F. PASCARELLA                    Director                        April 15, 1997
----------------------------
       CARL F. PASCARELLA


      /s/ BRIAN RICH                         Director                        April 15, 1997
----------------------------
          BRIAN RICH


      /s/ VAN SNOWDON                        Director                        April 15, 1997
----------------------------
          VAN SNOWDON


                             Page 115 of 124 pages.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy material has been sent to security holders.



                             Page 116 of 124 pages.

                                 EXHIBIT INDEX

  EXHIBIT
    NO.      DESCRIPTION                                                        PAGE
  -------    -----------                                                        ----
     1.1*    Purchase Agreement dated August 9, 1996, among Registrant, BT       --
             Securities Corporation, Toronto Dominion Securities (USA) Inc.
             and Salomon Brothers Inc

     2.1*    Agreement and Plan of Merger dated as of August 8, 1996 by          --
             and among Registrant, International Wireless Communications
             Acquisition Corporation and International Wireless
             Communications, Inc.

     2.2*    Subscription Agreement among Star Digitel Limited ("SDL"),          --
             Star Telecom Holding Limited ("STHL"), Star Telecom
             International Holding Limited and International Wireless
             Communications, Inc., dated September 23, 1996

     2.3*    Letter Agreement between International Wireless                     --
             Communications, Inc. and STHL regarding loan agreement, dated
             November 7, 1996

     2.4*    Letter Agreements between International Wireless                    --
             Communications, Inc. and STHL regarding indemnification, dated
             November 5, 1996 and November 7, 1996

     3.1*    Amended and Restated Certificate of Incorporation of                --
             Registrant, as currently in effect

     3.2*    Bylaws of Registrant

     4.1*    Indenture dated as of August 15, 1996 between Registrant, as        --
             issuer, and Marine Midland Bank, as Trustee

     4.2*    Pledge  Agreement dated as of August 15, 1996 by Registrant         --
             and International Wireless Communications, Inc. in favor of
             Bankers Trust Company, as Collateral Agent

     4.3*    Unit Agreement dated as of August 15, 1996 among Registrant         --
             and Bankers Trust Company, as Unit Agent and Warrant Agent and
             Marine Midland Bank, as Trustee

     4.4*    Registration Rights Agreement dated as of August 15, 1996           --
             among Registrant, BT Securities Corporation, Toronto Dominion
             Securities (USA) Inc. and Salomon Brothers Inc

    10.1*    Warrant Agreement dated August 15, 1996 between Registrant          --
             and Bankers Trust Company, as Warrant Agent

    10.2*    Securities Purchase Agreement dated as of December 6, 1995          --
             among Registrant and the Investors named therein

    10.3*    Fifth Amended and Restated Investor Rights Agreement dated as       --
             of December 18, 1995 among Registrant and the Investors named therein

    10.4*    Registration Rights Agreement dated as of December 18, 1995         --
             among Registrant and the Investors named therein

    10.5*    Stock Purchase Agreement dated as of December 18, 1995 among        --
             Registrant, John D. Lockton and Hugh B.L. McClung

    10.6*    Assignment and Assumption Agreement dated as of August 7,           --
             1996 between Registrant and International Wireless
             Communications, Inc.

    10.7*    Consent, Waiver, Amendment, Assignment and Assumption               --
             Agreement effective as of August 7, 1996 among Registrant and the other parties named therein

    10.8*    Consent, Waiver, Amendment, Assignment and Assumption               --
             Agreement effective as of August 7, 1996 among International
             Wireless Communications, Inc. and the parties named therein

    10.9*    1996 Stock Option/Stock Issuance Plan                               --

   10.10*    Form of Indemnification Agreement                                   --

   10.11*    Real Property Lease between International Wireless                  --
             Communications, Inc. and PM Realty Group, dated May 5, 1994

  10.11A*    First Amendment to Lease between The Prudential Insurance           --
             Company of America ("Prudential") and International Wireless
             Communications, Inc., dated September 1, 1996

   10.11B    Second Amendment to Lease between Prudential and                   119
             International Wireless


                             Page 117 of 124 pages.

             Communications, Inc., dated November 15, 1996.


10.12A++*    Shareholders Agreement by and among Shubila Holding Sdn Bhd,       --
             International Wireless Communications, Inc. and Laranda Sdn
             Bhd, dated March 26, 1996

  10.12B*    License granted to Syarikat Telefon Wireless (Malaysia) Sdn        --
             Bhd ("STW"), dated November 16, 1994

10.12C++*    Access and Interconnect Agreement between Telekom Malaysia         --
             Berhad and STW, dated August 16, 1949

10.12D++*    Loan Agreement among STW, Permata Merchant Bank Berhad             --
             ("Permata") and certain financial institutions listed therein, dated August 18, 1995; Option Agreement between Permata and
             International Wireless Communications, Inc., dated October 2,
             1995; Collateral Agreement among International Wireless
             Communications, Inc., Shubila Holding Sdn. Bhd., Laranda Sdn.
             Bhd, STW and Permata, dated October 2, 1995; Agreement to
             Allocate Responsibility among International Wireless
             Communications, Inc., Shubila Holding Sdn. Bhd. and Laranda
             Sdn. Bhd, dated November 1995

10.13A++*    Cooperation Agreement on Network Interconnection of Mobisel         --
             STBS with Telkom PSTN between PT. (Persero) Telekomunikasi
             Indonesia ("Telekom  Indonesia") and PT Mobile Selular
             Indonesia, dated August 21, 1996

  10.13B*    Sale and Termination Agreement among PT Rajasa Hazanah              --
             Perkasa ("RHP"), PT Deltona Satya Dinamika ("DSD"), PT Bina
             Reksa Perdana ("BRP"), International Wireless Communications,
             Inc. and Bell Atlantic Indonesia, Inc. ("BA"), dated
             October 11, 1995; Promissory Note executed by RHP, DSD, BRP and International Wireless Communications, Inc. in favor of
             BA, dated October 11, 1995

  10.13C*    Shareholders' Agreement among BRP, International Wireless           --
             Communications, Inc., DSD and RHP, dated November 9, 1995

  10.13D*    Cooperative Agreement among Telkom Indonesia, Yayasan Dana          --
             Pensiun Pegawai PT Telkom and RHP, dated November 30, 1995

  10.13E*    License granted to RHP, dated April 28, 1995                        --

  10.13F*    Facility Agreement between PT Mobile Selular Indonesia              --
             ("Mobisel") and Nissho Iwai International (Singapore) Pte.,
             Ltd. ("Nissho Iwai"), dated March 12, 1996; Share Pledge
             Agreement between RHP and Nissho Iwai, dated March 12, 1996

   10.14*    Stockholder Agreement between Teleparbs Participacoes Ltda.         --
             (RBS) and International Wireless Communications, Inc., dated
             August 31, 1995

   10.15*    Shareholders' Agreement among Mainstream Limited, International     --
             Wireless Communications, Inc. and STHL, dated August 30, 1996

  10.16A*    Shareholders' Agreement among SDL, STHL and International           --
             Wireless Communications, Inc., dated November 7, 1996

     21.1    Subsidiaries of the Registrant                                      --

     24.1    Power of Attorney (See page 114 of Annual Report on Form 10-K)      --

     27.1    Financial Data Schedule                                            124

--------------

* Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 declared effective by the Commission on November 21, 1996 (Reg. No. 333-11987).

++ Confidential treatment was granted as to certain portions of this exhibit by the Commission on November 11, 1996 in connection with the Registrant's Registration Statement on Form S-1 declared effective on November 21, 1996 (Reg. No. 333-11987).



                             Page 118 of 124 pages.