Form 10-Q
period 1997-03-31
INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS INC
filed 1997-05-14
CIK 1022591

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                 --------------------

                                      FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1997
                                   ---------------------------------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                        to
                                  -----------------------   --------------------

                           Commission file number 0-______

                               INTERNATIONAL WIRELESS
                            COMMUNICATIONS HOLDINGS, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


    DELAWARE                                             94-3248701
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

                         400 South El Camino Real, Suite 1275
                             San Mateo, California  94402
--------------------------------------------------------------------------------
                       (Address of principal executive offices)

                                    (415) 548-0808
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


    Indicate by check X whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

    (1)  Yes  X         No
            -----         -----
    (2)  Yes  X         No
            -----         -----

    As of March 31, 1997, there were 636,720 shares of the Registrant's common stock, par value $0.01 per share ("Common Stock") outstanding and 16,906,400 shares of the Registrant's preferred stock, par value $0.01 per share ("Preferred Stock") outstanding. Each such share of Preferred Stock is currently convertible into one share of Common Stock.


                This document (excluding Exhibits) contains 32 pages.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC.

                                      FORM 10-Q

                                        INDEX


                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .3

         Consolidated Balance Sheets as of December 31, 1996 (audited) and
         March 31, 1997 (unaudited). . . . . . . . . . . . . . . . . . . . . .4

         Consolidated Statements of Operations for the three months ended
         March 31, 1996 and 1997 (unaudited) . . . . . . . . . . . . . . . . .5

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 1996 and 1997 (unaudited) . . . . . . . . . . . . . . . . .6

         Notes to Consolidated Financial Statements. . . . . . . . . . . . . .7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . . . 15

PART II. OTHER INFORMATION

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . 30

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 30

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AND SHARE DATA)

                                            ASSETS                              DECEMBER 31,     MARCH 31,
                                                                                    1996            1997
                                                                                ------------    -----------
                                                                                (AUDITED)      (UNAUDITED)
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .      $  41,657      $  23,971
    Short-term investments . . . . . . . . . . . . . . . . . . . . . . . .             --          3,287
    Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .            348            576
    Notes receivable from affiliates . . . . . . . . . . . . . . . . . . .            813          4,316
    Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,431          1,976
    Advance to affiliate . . . . . . . . . . . . . . . . . . . . . . . . .             99             99
    License deposit. . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,255          5,255
    Investment in affiliate held for sale. . . . . . . . . . . . . . . . .          2,062          2,062
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .          2,743          4,055
                                                                                ---------      ---------
         Total current assets. . . . . . . . . . . . . . . . . . . . . . .         54,408         45,597
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . .         18,426         20,436
Investments in affiliates. . . . . . . . . . . . . . . . . . . . . . . . .         68,394         65,884
Telecommunication licenses and other intangibles, net. . . . . . . . . . .         18,484         18,146
License deposit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,042          3,042
Debt issuance costs, net . . . . . . . . . . . . . . . . . . . . . . . . .          6,431          6,179
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            173            140
                                                                                ---------      ---------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 169,358      $ 159,424
                                                                                ---------      ---------
                                                                                ---------      ---------

               LIABILITIES, MINORITY INTERESTS, REDEEMABLE CONVERTIBLE
                      PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses. . . . . . . . . . . . . . . . .       $  7,313       $  8,369
                                                                                ---------      ---------
         Total current liabilities . . . . . . . . . . . . . . . . . . . .          7,313          8,369
Long-term debt, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .         75,466         79,449
                                                                                ---------      ---------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .         82,779         87,818
Minority interests in consolidated subsidiaries. . . . . . . . . . . . . .          5,685          5,533
Redeemable convertible Preferred Stock, $.01 par value per share;
    21,541,480 shares designated; 15,973,200 shares
    issued and outstanding in 1996 and 1997, respectively; net of note receivable from stockholder of $26 in 1996 and 1997;
    liquidation and minimum redemption value of $107,399 . . . . . . . . .        103,021        103,556
Commitments and contingencies (Note 8)
Stockholders' deficit:
    Convertible Preferred Stock, $.01 par value per share;
       1,200,000 shares designated; 933,200 shares issued
       and outstanding in 1996 and 1997, respectively;
       liquidation value of $793 . . . . . . . . . . . . . . . . . . . . .              9              9
    Common Stock, $.01 par value per share; 26,000,000
       shares authorized; 636,720 shares
       issued and outstanding in 1996 and 1997, respectively . . . . . . .              6              6
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .         31,060         31,060
    Note receivable from stockholder . . . . . . . . . . . . . . . . . . .           (152)          (152)
    Unrealized gain (loss) on investments. . . . . . . . . . . . . . . . .             68             (5)
    Cumulative translation adjustment. . . . . . . . . . . . . . . . . . .            271              2
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .        (53,389)       (68,403)
                                                                                ---------      ---------
         Total stockholders' deficit . . . . . . . . . . . . . . . . . . .        (22,127)       (37,483)
                                                                                ---------      ---------
         Total liabilities, minority interests, redeemable
         convertible Preferred Stock and stockholders' deficit . . . . . .     $  169,358     $  159,424
                                                                                ---------      ---------
                                                                                ---------      ---------

             See accompanying notes to Consolidated Financial Statements.

         INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS)

                                                                                     Three months ended
                                                                                          March 31,
                                                                              ------------------------------
                                                                                   1996             1997
                                                                                (Unaudited)     (Unaudited)
                                                                              --------------- --------------
Operating revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  --         $  519

Cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --            589
                                                                                ---------     ----------
    Gross margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --            (70)

Operating expenses:
    Selling, general and administrative expenses . . . . . . . . . . . . .          2,259          6,254
    Equity in losses of affiliates . . . . . . . . . . . . . . . . . . . .          1,419          4,672
    Minority interest in losses of consolidated subsidiaries . . . . . . .             --           (219)
                                                                                ---------     ----------
        Loss from operations . . . . . . . . . . . . . . . . . . . . . . .         (3,678)       (10,777)

Other income (expense):
    Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . .            242            527
    Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . .           (119)        (4,236)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (25)             7
                                                                                ---------     ----------
        Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  (3,580)    $  (14,479)
                                                                                ---------     ----------
                                                                                ---------     ----------

             See accompanying notes to Consolidated Financial Statements.

         INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                           ------------------------
                                                                                             1996            1997
                                                                                           --------        --------
                                                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  (3,580)      $(14,479)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             12            222
  Amortization of telecommunication licenses and other intangibles . . . . . . . . .            161            338
  Amortization of debt issuance costs. . . . . . . . . . . . . . . . . . . . . . . .             --            252
  Amortization of long-term debt discount. . . . . . . . . . . . . . . . . . . . . .             --          3,983
  Equity in losses of affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .          1,419          4,672
  Minority interest in losses of consolidated subsidiaries . . . . . . . . . . . . .             --           (152)
  Unrealized loss on investments . . . . . . . . . . . . . . . . . . . . . . . . . .             --            (73)
  Changes in operating assets and liabilities:
       Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --           (228)
       Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (161)        (1,312)
       Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . .         (4,261)         1,056
                                                                                          ---------       --------
           Net cash used in operating activities . . . . . . . . . . . . . . . . . .         (6,410)        (5,721)
                                                                                          ---------       --------
Cash flows from investing activities:
  Issuance of notes receivable from affiliates . . . . . . . . . . . . . . . . . . .             --         (3,503)
  Issuance of notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,092)          (545)
  Advances to affiliate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,096)            --
  Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . . . .           (126)        (2,232)
  Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --         (3,287)
  Investments in affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (72)        (2,162)
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             37             33
                                                                                          ---------       --------
           Net cash used in investing activities . . . . . . . . . . . . . . . . . .         (3,349)       (11,696)
                                                                                          ---------       --------
Effect of foreign currency exchange rates on cash and cash equivalents . . . . . . .             --           (269)
                                                                                          ---------       --------
Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .         (9,759)       (17,686)
Cash and cash equivalents at beginning of period.. . . . . . . . . . . . . . . . . .         25,398         41,657
                                                                                          ---------       --------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . .      $  15,639       $ 23,971
                                                                                          ---------       --------
                                                                                          ---------       --------
Supplemental cash flow information:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      --       $     --
                                                                                          ---------       --------
                                                                                          ---------       --------

             See accompanying notes to Consolidated Financial Statements.

         INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESS

    International Wireless Communications Holdings, Inc. ("IWC Holdings") was incorporated in Delaware in July 1996 as a holding company whose primary assets are all of the issued and outstanding capital stock of International Wireless Communications, Inc. ("IWC") and a note receivable from IWC in a principal amount equal to the net proceeds from the Debt Offering (as defined below). IWC was incorporated in Delaware in January 1992 and develops, owns and operates wireless communications companies in emerging markets in Asia and Latin America. These local wireless businesses ("LWBs") provide a variety of communication services, including cellular, wireless local loop ("WLL"), enhanced capacity trunked radio ("ECTR") and paging. Together with its strategic partners, IWC has interests in Brazil, China, India, Indonesia, Malaysia, Mexico, New Zealand, Pakistan, Peru, and the Philippines.

    The Company's investments to date have principally been in the early stage development of LWBs. In addition, the Company intends to pursue additional investment opportunities. The Company believes that its existing cash balance is sufficient to meet its operating and contractual obligations through fiscal 1997. It is not sufficient, however, to meet the Company's business objective of participation in additional equity rounds to finance the infrastructure buildout of its operating and nonoperating LWBs. The ability of the Company to make additional investments is dependent on the availability of external financing. In the event the Company is unable to obtain external financing it may ultimately be unable to either maintain its existing ownership interests or fully realize the underlying potential value of the LWBs.

    In August 1996, the Company issued and sold 196,720 units, each consisting of a $1,000 principal amount 14% Senior Discount Note due 2001 (an "Original Note," and, collectively, the "Original Notes") and one warrant to purchase 11.638 shares of Common Stock (a "Warrant," and, collectively, the "Warrants"), for total gross proceeds of $100 million (the "Debt Offering"). In November 1996, pursuant to the indenture agreement that governs the Original Notes (the "Indenture"), the Company exchanged new 14% Senior Secured Discount Notes due 2001 (the "Exchange Notes") which were registered under the Securities Act of 1933, as amended (the "1933 Act"), for the Original Notes. The terms of the Exchange Notes are substantially identical (including principal amount, interest rate, maturity, security and ranking) to the terms of the Original Notes. (The Exchange Notes and the Original Notes are referred to collectively herein as the "Notes.")


    In connection with the Debt Offering, IWC Holdings and IWC completed a reorganization in which IWC became a wholly owned subsidiary of IWC Holdings through the conversion of each share of the then outstanding capital stock of IWC into forty shares of the corresponding class and series of stock of IWC Holdings (the "Stock Conversion"). All data related to shares and per share amounts for all periods presented have been adjusted to reflect the effect of the reorganization and the Stock Conversion.

    In the opinion of management, the accompanying unaudited financial statements of IWC Holdings and its subsidiary, IWC (together, the "Company"), reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition, results of operation and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1995 and 1996, and for each of the years in the three-year period ended December 31, 1996, including the notes thereto. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for the year ended December 31, 1997.

    BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements of the Company include the accounts of IWC, its wholly owned subsidiaries, SRC Servicos de Radio Comunicacoes Ltda. ("SRC"), TeamTalk Limited ("TeamTalk"), New Zealand Wireless Limited ("New Zealand Wireless"), International Wireless Communications Asia Holdings, B.V. ("IWC Asia B.V."), International Wireless Communications Latin America Holdings, Limited

         INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    ("IWC Latin America") and International Wireless Communications Asia Holding N.V. ("IWC Asia N.V.") and four majority-owned subsidiaries, M/S Mobilcom
    (Pte) Ltd. ("Mobilcom Pakistan"), PeruTel S.A. ("PeruTel"), Star Telecom Overseas (Cayman Islands) Limited ("STOL"), and Promociones Telefonicas S.A. ("Protelsa"). Wireless Data Services, Ltd. ("WDS"), although 50% owned by the Company, has also been consolidated in the accompanying consolidated financial statements as the Company has the ability to exercise control over WDS. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) BALANCE SHEET COMPONENTS

Balance sheet components are as follows (in thousands):


                                                                       DECEMBER 31,     MARCH 31,
                                                                          1996            1997
                                                                      -------------    -----------
Other current assets
  Employee receivables . . . . . . . . . . . . . . . . . . . . .       $    179        $   498
  Taxes receivable . . . . . . . . . . . . . . . . . . . . . . .            820             --
  Other receivables. . . . . . . . . . . . . . . . . . . . . . .          1,373          2,461
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .            371          1,096
                                                                       --------        -------
                                                                       $  2,743        $ 4,055
                                                                       --------        -------
                                                                       --------        -------
Property and equipment
  Furniture and fixtures . . . . . . . . . . . . . . . . . . . .       $    320        $   414
  Computer and office equipment. . . . . . . . . . . . . . . . .            935          1,202
  Automobiles. . . . . . . . . . . . . . . . . . . . . . . . . .            197            197
  Leasehold improvements . . . . . . . . . . . . . . . . . . . .            276            346
  Telecommunication equipment. . . . . . . . . . . . . . . . . .          9,930          6,681
  Construction in process. . . . . . . . . . . . . . . . . . . .          7,620         12,670
                                                                       --------        -------
                                                                         19,278         21,510
  Less accumulated depreciation. . . . . . . . . . . . . . . . .            852          1,074
                                                                       --------        -------
    Property and equipment, net. . . . . . . . . . . . . . . . .       $ 18,426        $20,436
                                                                       --------        -------
                                                                       --------        -------

Telecommunication licenses and other intangibles
  SRC/Via 1 project. . . . . . . . . . . . . . . . . . . . . . .       $  6,680       $  6,680
  Mobilcom Pakistan. . . . . . . . . . . . . . . . . . . . . . .          5,439          5,439
  TeamTalk . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,760          1,760
  STOL . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,965          3,965
  Protelsa . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,557          1,557
  WDS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            221            221
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            200            200
                                                                       --------        -------
                                                                         19,822         19,822
  Less accumulated amortization. . . . . . . . . . . . . . . . .          1,338          1,676
                                                                       --------        -------
    Telecommunication licenses and other intangibles, net. . . .       $ 18,484        $18,146
                                                                       --------        -------
                                                                       --------        -------

Accounts payable and accrued expenses
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .       $  5,163       $  2,217
  Professional services. . . . . . . . . . . . . . . . . . . . .            718            899
  Employee compensation and benefits . . . . . . . . . . . . . .            619            488
  Equipment purchases. . . . . . . . . . . . . . . . . . . . . .             27          4,517
  Remaining TeamTalk purchase price. . . . . . . . . . . . . . .            156             37
  Share subscription payable to UTS. . . . . . . . . . . . . . .            178             --
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            452            211
                                                                       --------        -------
                                                                       $  7,313        $ 8,369
                                                                       --------        -------
                                                                       --------        -------

                                       8.

         INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3) CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

As of March 31, 1997, available-for-sale securities consisted of the following (in thousands):

                                                          Unrealized    Estimated
                                                   Cost     losses     fair value
                                                --------- -----------  -----------
    U.S government securities. . . . . . . .   $   1,076    $  (2)    $   1,074
    Corporate debt securities. . . . . . . .      13,148       (3)       13,145
                                               ---------    -----     ---------
                                               $  14,224    $  (5)    $  14,219
                                               ---------    -----     ---------
                                               ---------    -----     ---------

    As of March 31, 1997, cash and available-for-sale securities were classified as follows (in thousands):

    Cash . . . . . . . . . . . . . . . . . .   $  13,039
    Cash equivalents . . . . . . . . . . . .      10,932
    Short-term investments . . . . . . . . .       3,287
                                               ---------
                                               $  27,258
                                               ---------
                                               ---------

(4) INVESTMENTS IN AFFILIATES

    The Company's investments in affiliates represent interests in various LWBs in several developing countries. These investments are accounted for under the equity or cost methods of accounting.

    EQUITY INVESTMENTS

    For those investments in companies in which the Company's voting interest is 20% to 50%, or for investments in companies in which the Company exerts significant influence through board representation and management authority even if its ownership is less than 20%, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share in losses of affiliates, limited to the extent of the Company's investment in and advances to affiliates, including any debt guarantees or other contractual funding commitments. All affiliated companies have fiscal years ended December 31. Investments in affiliated companies are as follows as of December 31, 1996 and March 31, 1997 (in thousands):

         INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                                    INVESTMENTS
                                    PERCENTAGE     IN AFFILIATED
                 AFFILIATED             OF           COMPANIES         ADDITIONAL     EQUITY IN LOSSES OF AFFILIATES
COUNTRY           COMPANY           OWNERSHIP          1995            INVESTMENT     ------------------------------
                                                                                      AMORTIZATION   LOSSES (GAINS)
-------       -----------------     ----------     --------------      ----------     ------------   --------------
Malaysia      Syarikat Telefon
              Wireless ("STW")....      30%         $  20,241          $  1,201          $  969        $  3,563


              PT Rajasa Hazanah
Indonesia     Perkasa ("RHP").....      28%            24,220             8,556           1,278           3,468
              Star Digitel Limited
China         ("SDL").............      40%                 -            20,000             347           1,000

              Universal
              Telecommunications
Philippines   Service, Inc. ("UTS").    19%                 -             1,906              51             (20)
New Zealand   TeamTalk............     100%             2,338            (1,736)              -             602
                                                    ---------         ---------        --------        --------
                                                    $  47,246         $  30,005        $  3,170        $  8,613
                                                    ---------         ---------        --------        --------
                                                    ---------         ---------        --------        --------


                                                        PORTION OF
                                                        INVESTMENT
                                                      EXCEEDING THE
                                                     COMPANY'S SHARE
                                   INVESTMENTS      OF THE UNDERLYING
                                  IN AFFILIATED         HISTORICAL
             AFFILIATED             COMPANIES           NET ASSETS
COUNTRY       COMPANY                 1996                 1996
-------    --------------         -------------      ----------------
Malaysia       STW                 $  16,910            $  15,852



Indonesia      RHP                    28,030               28,030

China          SDL                    18,653               10,653



Philippines    UTS                     1,875                  882
New Zealand    TeamTalk                    -                    -
                                   ---------            ---------
                                   $  65,468            $  55,417
                                   ---------            ---------
                                   ---------            ---------





                                                    INVESTMENTS
                                    PERCENTAGE     IN AFFILIATED
                 AFFILIATED             OF           COMPANIES         ADDITIONAL     EQUITY IN LOSSES OF AFFILIATES
COUNTRY           COMPANY           OWNERSHIP          1996            INVESTMENT     ------------------------------
                                                                                      AMORTIZATION       LOSSES
-------       -----------------     ----------     --------------      ----------     ------------   --------------
Malaysia      STW. . . . . .            30%          $  16,910           $  -          $  221            $   708

Indonesia     RHP. . . . . .            28%             28,030              -             419              1,316

China         SDL. . . . . .            40%             18,653              -             191              1,708

Philippines   UTS. . . . . .            19%              1,875              -              12                 97
                                                     ---------           ----          ------           --------
                                                     $  65,468           $  -          $  843           $  3,829
                                                     ---------           ----          ------           --------
                                                     ---------           ----          ------           --------

                                                            PORTION OF
                                                            INVESTMENT
                                                          EXCEEDING THE
                                                         COMPANY'S SHARE
                                     INVESTMENTS        OF THE UNDERLYING
                                    IN AFFILIATED           HISTORICAL
              AFFILIATED              COMPANIES             NET ASSETS
COUNTRY        COMPANY                   1997                   1997
-------    -------------           -------------        ----------------
Malaysia     STW                     $  15,981              $  15,631

Indonesia    RHP                        26,295                 26,295

China        SDL                        16,754                 10,462

Philippines  UTS                         1,766                    870
                                     ---------              ---------
                                     $  60,796              $  53,258
                                     ---------              ---------
                                     ---------              ---------


         INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Financial information for significant affiliated companies accounted for by the equity method is as follows (in thousands):


                                                  AS OF AND FOR THE YEAR ENDED
                                                       DECEMBER 31, 1996
                                                       -----------------
                                               STW            RHP          SDL
                                               ---            ---          ---
    Current assets . . . . . . . . . .   $      820       $  13,354   $  11,215
    Noncurrent assets. . . . . . . . .       41,686          64,556      55,617
    Current liabilities. . . . . . . .        6,909          23,341      12,460
    Noncurrent liabilities . . . . . .       33,526          63,834      47,817
    Net revenues . . . . . . . . . . .        1,858          10,268         436
    Net loss . . . . . . . . . . . . .     (11,873)        (12,072)     (2,618)


                                             AS OF AND FOR THE THREE MONTHS ENDED
                                                      MARCH 31, 1997
                                                     -----------------
                                               STW            RHP          SDL
                                               ---            ---          ---
                                           (Unaudited)    (Unaudited)   (Unaudited)
                                           -----------    -----------   -----------
    Current assets . . . . . . . . . .     $  8,250       $  20,872    $  9,618
    Noncurrent assets. . . . . . . . .       33,903          48,944      80,791
    Current liabilities. . . . . . . .        5,243          29,654      20,238
    Noncurrent liabilities . . . . . .       36,672          60,456      41,707
    Net revenues . . . . . . . . . . .          405           1,444         273
    Net loss . . . . . . . . . . . . .      (2,360)         (4,669)     (4,269)


    COST INVESTMENTS

    The Company uses the cost method of accounting for three other investments as of March 31, 1997. These are PT Mobilkom Telekomindo ("Mobilkom"), RPG Paging Services Limited ("RPSL"), and Telecomunicaciones Globales, S.A. de C.V. ("Global Telecom"). The Company owns its holding in RPSL indirectly through its interest in STOL. STOL purchased an additional 9% of RPSL in January 1997 for $2,100,000 which increased the Company's indirect interest from 7% to 13.3%. The Company acquired its interest in Global Telecom, a Mexican long distance company in January 1997 for $62,000. As of March 31, 1997, the Company's ownership interests in these entities were 15%, 13.3% and 1.56%, respectively

    The following represents the Company's carrying value of these cost investments:

                                           DECEMBER 31,     MARCH 31,
                                              1996            1997
                                           ------------     ---------
    Mobilkom . . . . . . . . . . . . .      $ 1,500         $ 1,500
    RPSL . . . . . . . . . . . . . . .        1,426           3,526
    Global Telecom . . . . . . . . . .           --              62
                                            -------         -------
                                            $ 2,926         $ 5,088
                                            -------         -------
                                            -------         -------

         INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    PRO FORMA SUMMARY

    The following unaudited pro forma summary combines the consolidated results of operations of the Company as if (i) TeamTalk had been a wholly owned consolidated subsidiary since January 1, 1996, (ii) ownership in RHP had been 28.3% since January 1, 1996, (iii) the acquisition of STOL had occurred on January 1, 1996, (iv) the acquisition of SDL had occurred at January 1, 1996 and (v) the acquisition of Protelsa had occurred at January 1, 1996. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company had acquired the entities as of January 1, 1996.

    Unaudited pro forma consolidated results of operations for the various acquisitions as described above are as follows (in thousands):

                                              THREE MONTHS ENDED
                                                  MARCH  31,
                                           ------------------------
                                             1996            1997
                                           --------        --------

    Revenues . . . . . . . . . . . . .     $   290        $    519
    Net loss . . . . . . . . . . . . .      (6,344)        (14,479)


(5) NOTES RECEIVABLE FROM AFFILIATES

    In March 1997, the Company lent $3,500,000 to SDL. The loan, which is evidenced by a promissory note, accrues interest at 9% per annum and is due upon written demand by the Company.


(6) NOTES RECEIVABLE

    In March 1997, the Company loaned $500,000 to an unrelated third party. The loan, which has a one-year term, accrues interest at the rate of 15% per annum and is guaranteed by another unrelated third party. At the sole discretion of the Company, the loan may be converted at any time during its one-year term into 51% of the outstanding capital stock of Clasbeep S.A., an Ecuadorian paging corporation wholly owned by the borrower.


(7) STOCK OPTION/STOCK ISSUANCE PLAN


    On January 12, 1997 the Board of Directors granted options to purchase an aggregate of 127,095 shares of Common Stock at an exercise price of $9.375 per share under the 1996 Stock Option/Stock Issuance Plan ("1996 SO/SIP"). On February 1, 1997 the Board of Directors granted an option to purchase 20,000 shares of Common Stock at an exercise price of $9.375 per share under the 1996 SO/SIP. Further, on February 3, 1997 the Board of Directors granted options to purchase an aggregate of 206,187 shares of Common Stock at an exercise price of $9.375 per share under the 1996 SO/SIP.

    On February 28, 1997, the Board of Directors approved an amendment and restatement of the 1996 SO/SIP increasing the aggregate number of shares of Common Stock available for issuance over the term of the 1996 SO/SIP by 411,526 shares to a total of 2,811,526 shares. Such amendment and restatement was approved by the stockholders of the Company on May 5, 1997.

         INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(8) COMMITMENTS AND CONTINGENCIES

    CAPITAL CONTRIBUTIONS

    In order to protect IWC's investments in affiliates from ownership dilution, IWC anticipates making additional capital contributions to the LWBs as needed.

    GUARANTEE OF DEBT OF EQUITY INVESTEE

    In connection with a Malaysian Ringgit 91,000,000 (approximately $36,694,000 as translated using effective exchange rates at March 31, 1997) senior credit facility through a syndicate of Malaysian banks obtained by the Company's 30% equity investee, STW, the Company along with other STW shareholders, executed a financial "keep well" covenant pursuant to which they have agreed (i) to ensure that STW will remain solvent and be able to meet its financial liabilities when due and (ii) to ensure that the project is completed in a timely manner and to make additional debt and equity investments in STW to meet cost overruns. The loan is repayable by STW in eleven semi-annual installments beginning October 8, 1997. The Company and other STW shareholders have separately executed an agreement, whereby each shareholder has agreed to share in the liability on a pro rata basis in relation to their interest in STW. In the event that the bank were to seek repayment from the STW shareholders and the other shareholders were unable to honor their pro rata share in the liability, the Company might be liable for the full amount of the outstanding amount of the loan. As of March 31, 1997, this credit facility was fully drawn down.

    The Company does not believe it is practicable to estimate the fair value of the guarantee and does not believe exposure to loss is likely. Accordingly, no provision has been made in the accompanying consolidated financial statements.

    The Company, indirectly through its affiliate, New Zealand Wireless Limited, owns 15% of Mobilkom. Mobilkom expects to fund the continued buildout of its network and the acquisition of subscriber terminals primarily through a seven-year $50 million revolving/reducing credit facility which it has obtained from a syndicate of Thai banks. Borrowings under the credit facility bear interest at a floating rate based on LIBOR and are secured by substantially all of Mobilkom's assets and a pledge of all the capital stock held by the Company and Mobilkom's other shareholders. Another Mobilkom shareholder has guaranteed borrowings of up to $25 million under the credit facility. As of March 31, 1997, borrowings of approximately $21,637,000 were outstanding under this facility.

    The Company indirectly owns a 19.8% equity interest in PT Mobile Selular Indonesia ("Mobisel"), a provider of cellular services in Indonesia through its 28.3% ownership in RHP. Mobisel has obtained a six-year $60 million credit facility from Nissho Iwai International (Singapore) Pte. Ltd. ("Nissho Iwai") to finance the construction of its network. Borrowings under the credit facility bear interest at a floating rate based on LIBOR and are secured by all of Mobisel's assets and a pledge of all the capital stock held by RHP and Mobisel's other shareholders. RHP has also guaranteed the credit facility. As of March 31, 1997, this credit facility was fully drawn down.

(9) SUBSEQUENT EVENTS


    On May 5, 1997, the Board of Directors granted options to purchase an aggregate of 342,000 shares of Common Stock at an exercise price of $9.375 per share to certain service providers of the Company.

    On May 5, 1997, the Company entered into an agreement with Vanguard Cellular Financial Corp. (together with its wholly owned subsidiary, Vanguard Cellular Operating Corp., "Vanguard"), pursuant to which Vanguard surrendered then outstanding warrants to purchase 323,880 shares of Series C Preferred Stock, 416,720 shares of Series D Preferred Stock and 64,120 shares of Series F Preferred Stock in exchange for the issuance by the Company of a warrant to acquire 249,970 shares of Common Stock at a purchase price of $0.25 per share and a second warrant to purchase 554,750 shares of Common Stock at an exercise price of $9.375 per share, which second warrant was subsequently surrendered by Vanguard in exchange for the issuance to certain officers and employees of Vanguard of an option to purchase 53,330 shares of Common Stock at an exercise price of $9.375

         INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    per share under the 1996 SO/SIP and options to purchase an aggregate of 501,420 shares of Common Stock at a purchase price of $9.375 per share outside the 1996 SO/SIP. Such transaction and the issuance of such options and warrants by the Company were approved by the Board of Directors of the Company on February 28, 1997, and by the stockholders of the Company on May 5, 1997.

    On or prior to May 6, holders of warrants to purchase an aggregate of 28,520 shares of Series D Preferred Stock exercised such warrants pursuant to the "net-exercise" provisions thereof. Upon such exercises, such warrantholders received an aggregate of 8,552 shares of Series D Preferred Stock.

    The holders of the Warrants issued in connection with the Debt Offering are entitled to purchase 11.638 shares of Common Stock per Warrant, representing in the aggregate approximately 10.0% of the outstanding stock of the Company on a fully-diluted basis as of August 15, 1996. In the event that a qualified initial public offering of Common Stock in which the Company raises at least $50 million in net cash proceeds does not occur on or prior to May 15, 1997, each unexercised Warrant will entitle the holder thereof to purchase an additional 2.645 shares of Common Stock. The Company does not expect to complete such an offering on or prior to May 15, 1997.

                 INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AS WELL AS THOSE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT, AND THE RISKS DISCUSSED IN THE "RISK FACTORS" SECTION INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 15, 1997.

RESULTS OF OPERATIONS

     The Company's net loss increased from $3.6 million for the three month period ended March 31, 1996 to $14.5 million for the corresponding period in 1997, an increase of 304%. These increases were due primarily to higher selling, general and administrative expenses, increases in equity in losses of affiliates and an increase in interest expense, as more fully described below.

     The Company recorded no operating revenues and cost of revenues for the three month period ended March 31, 1996 compared to $519,000 in operating revenues, offset by $589,000 in cost of revenues, for the corresponding period in 1997. The operating revenues and cost of revenues for the three month period ended March 31, 1997 resulted from the acquisition, effective April 30, 1996, of the remaining 50% of TeamTalk, which increased the Company's equity interest in TeamTalk to 100% and resulted in the consolidation of TeamTalk's operations in the Company's financial statements.

     The Company's selling, general and administrative expenses increased from $2.3 million for the three month period ended March 31, 1996 to $6.3 million for the corresponding period in 1997, an increase of 177%. This increase was due primarily to continued growth both in the Company's own general and administrative expenses, including salaries and benefits expense, professional fees and all other general and administrative expenses, and in the selling, general and administrative expenses of its consolidated subsidiaries that have commenced operations, primarily TeamTalk and SRC. The Company's selling, general and administrative expenses for such period also reflected the consolidated results of four other subsidiaries whose operations are currently in the developmental stage, all of which contributed to the overall increase in the selling, general and administrative expenses from the three month period ended March 31, 1996 as compared to the corresponding period in 1997.

     The primary components of the Company's selling, general and administrative expenses include (i) overall growth in the Company's own general and administrative expenses, including an increase in salaries and benefits from $819,000 for the three month period ended March 31, 1996 to $1.2 million for the corresponding period in 1997, an increase in professional fees from $565,000 for the three month period ended March 31, 1996 to $638,000 for the corresponding period in 1997 and an increase in all other general and administrative expenses from $481,000 for the three month period ended March 31, 1996 to $849,000 for the corresponding period in 1997; and (ii) selling, general and administrative expenses of $617,000 and $2.0 million for the three month period ended March 31, 1997 associated with the consolidation of the operations of TeamTalk and SRC, respectively, in the Company's consolidated financial statements as compared to $229,000 of selling, general and administrative expenses associated with the consolidation of the operations of SRC for the corresponding period in 1996. In addition, the Company reflected selling, general and administrative expenses of four other subsidiaries whose operations are currently in the developmental stage for the three month period ended March 31, 1997 with a resultant increase of $751,000 as compared to the corresponding period in 1996.

     The Company's equity in losses of affiliates increased from $1.4 million for the three month period ended March 31, 1996 to $4.7 million for the corresponding period in 1997, an increase of 229%. For the three month period ended March 31, 1996, the equity in losses of affiliates was attributable to $899,000 of operating losses and

$520,000 of expense relating to the amortization of telecommunication licenses. For the corresponding period in 1997, equity in losses of affiliates consisted of $3.8 million of operating losses and $843,000 of expense relating to amortization of telecommunication licenses. The increase in the equity in losses of affiliates is attributable primarily to the increase in the underlying operating losses of RHP, SDL and STW.

     The Company's equity in losses of affiliate attributable to RHP increased from $78,000 for the three month period ended March 31, 1996 to $1.3 million for the corresponding period in 1997 as RHP's 70% owned consolidated subsidiary, Mobisel, continued to expand its operations and roll-out its nationwide telecommunication network. During this expansion phase, Mobisel's gross profit declined due primarily to greater pulse sharing and airtime costs and an increase in depreciation expense due to the build-out of Mobisel's telecommunication network. In addition, as part of its expansion effort, Mobisel experienced growth in its selling, general and administrative expense base in order to meet the anticipated growth in its operations. The Company's amortization of telecommunication license attributable to RHP increased from $296,000 for the three month period ended March 31, 1996 to $419,000 for the corresponding period in 1997, an increase of 42%, due to the Company's additional investment of $8.6 million in RHP during October 1996.

     The Company's equity in losses of affiliates attributable to its 40% interest in SDL, which the Company acquired in November 1996, was $1.7 million for the three month period ended March 31, 1997; and the Company's amortization of telecommunication license attributable to SDL was $191,000 for the three month period ended March 31, 1997. SDL operating losses are anticipated to increase throughout the foreseeable future as SDL continues to expand its operations within the Peoples Republic of China.

     The Company's equity in losses of affiliate attributable to STW increased from $546,000 for the three month period ended March 31, 1996 to $708,000 for the corresponding period in 1997, an increase of 30%, and the Company's amortization of telecommunication license attributable to STW increased from $218,000 for the three month period ended March 31, 1996 to $221,000 for the corresponding period in 1997.

     The Company's interest income increased from $242,000 for the three month period ended March 31, 1996 to $527,000 for the corresponding period in 1997, an increase of 118%. This increase was due primarily to interest earned on the proceeds from the Debt Offering in August 1996, which were invested in short-term interest-bearing securities.

     The Company's interest expense increased from $119,000 for the three month period ended March 31, 1996 to $4.2 million for the corresponding period in 1997. The increase in interest expense was primarily due to interest expense associated with the Debt Offering.

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

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has funded its cash requirements primarily through the use of the net proceeds of a series of Preferred Stock private placements, bridge loans and the Debt Offering. The bridge loans have generally been converted into Preferred Stock. The proceeds from these financings were mainly used to fund the Company's investments in operating companies and developmental stage projects, to provide working capital and for general corporate purposes, including the expenses incurred in seeking and evaluating new investment opportunities. As of March 31, 1996 and March 31, 1997, the Company had cash and cash equivalents and short-term investment balances of $15.6 million and $27.3 million, respectively.

     The Company has generated negative cash flow from operations since inception, and its operating companies and developmental stage projects are not expected to provide any cash to the Company in the foreseeable future. As a result, the Company is and will remain dependent upon raising funds from outside sources to fund its working capital needs, investments in operating companies and developmental stage projects, other cash requirements and to repay the Notes and any other indebtedness it may incur when it becomes due and payable.

     The Company believes its existing cash balance is sufficient to meet its minimum operating and contractual obligations through the end of fiscal 1997. However, the Company will require additional financing prior to December 31, 1997, to meet its business objective of participating in additional equity rounds of financing on the operating company and developmental stage project level in order to finance the expansion of the operations of such operating companies and developmental stage projects. The Company has neither received commitments nor completed arrangements for additional financing, and there can be no assurance that additional financing will be available to the Company on acceptable terms when required by the Company or at all. The Company's inability to obtain such additional financing on acceptable terms would have a material adverse effect on the Company. In addition, the Company intends to pursue additional investment opportunities for wireless communications projects and will require additional sources of financing in order to pursue those investments. However, there can be no assurance that such additional financing will be available on favorable terms or at all. See "--Additional Factors That May Affect Future Results--Company Level Risks--Negative Operating Cash Flow; Dependence on Additional Financing; No Commitments for Additional Financing."

     At the project level, IWC and its partners typically fund initial project investments using capital contributions either in the form of equity or shareholder loans. When projects become operational, IWC seeks to fund ongoing development of the project using third-party financing, preferably on a non-recourse basis to the Company.

     Mobilkom, IWC's national ECTR operating company in Indonesia, arranged a $50.0 million credit facility through a syndicate of Thai banks. This facility is secured by all of the assets and capital stock of Mobilkom, and $25.0 million of the facility has been guaranteed by Jasmine International Public Company Limited ("Jasmine"), a 56.25% owner of Mobilkom. As of March 31, 1997, approximately $21.6 million was outstanding under this facility. The Company anticipates that the current $50.0 million facility will be sufficient for Mobilkom to meet all of its currently anticipated expenditures through 1997. Borrowings outstanding under this credit facility must be repaid in 16 quarterly installments commencing in 2000.

     Mobisel, IWC's national cellular operating company in Indonesia, in which the Company held an indirect 19.8% interest as of March 31, 1997 through IWC's investment in RHP, has obtained a $60.0 million credit facility from Nissho Iwai. This facility is secured by all of Mobisel's assets and a pledge of all of the capital stock of Mobisel held by RHP, which has also guaranteed the credit facility. The use of borrowings under the credit facility with Nissho Iwai is limited to expenditures necessary for the implementation and construction of Mobisel's network. Mobisel will require substantial additional financing to complete its planned capital expenditures through 1997 and for other purposes. Accordingly, Mobisel has commenced discussions with a number of potential financing sources in order to obtain additional financing. Borrowings outstanding under this credit facility must be repaid in six equal semi-annual installments beginning in late 1998.

     STW, IWC's national WLL operating company in Malaysia, has arranged a Malaysian Ringgit 91.0 million (approximately $36.7 million as of March 31,
1997) credit facility through a syndicate of Malaysian banks. This facility is secured by substantially all of STW's assets and a pledge of all of the capital stock of STW held by IWC and STW's other shareholders, and has been guaranteed by Shubila Holding Sdn Bhd, the 60% owner of STW, and certain officers of STW (including a former officer of IWC). In addition, STW has agreed to assign to and deposit with the banks all of its cash, including revenues, loan drawings and shareholder advances. In addition to pledging their capital stock in STW, IWC and the other STW shareholders have entered into a "keep well" covenant pursuant to which they have agreed (i) to insure that STW remains solvent and able to meet its financial liabilities when due, and (ii) to insure the timely completion of its WLL project and to make additional debt or equity investments in STW necessary to meet any cost overruns. The Company and other STW shareholders have also separately executed an agreement, whereby each shareholder has agreed to share in the liability on a pro rata basis in relation to their interest in STW. In the event that the banks were to seek repayment from the STW shareholders and the other shareholders were unable to honor their pro rata share of the liability, the Company might be liable for the full amount of the outstanding amount of the loan. Borrowings outstanding under this credit facility must be repaid in eleven semi-annual installments beginning October 8, 1997.

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

COMPANY LEVEL RISKS

CONTINUING LOSSES; LIMITED OPERATING HISTORY

The Company has incurred net losses since its inception and had an accumulated stockholders' deficit of approximately $68.4 million as of March 31, 1997. The Company anticipates that its net losses will increase significantly in the foreseeable future, and there can be no assurance as to whether or when the Company's operations will become profitable. See "--Results of Operations." The Company has a limited operating history. Since its inception in January 1992, the Company's activities have been concentrated primarily in the early stage development of its wireless projects, including the selection of local partners, the formation of operating companies and the pursuit of operating licenses.

NEGATIVE OPERATING CASH FLOW; DEPENDENCE ON ADDITIONAL FINANCING; NO COMMITMENTS FOR ADDITIONAL FINANCING

     The Company used cash in operations and investing activities of $73.2 million for the year ended December 31, 1996, and $17.4 million for the three-months ended March 31, 1997, and expects such negative cash flows to continue and likely increase in the foreseeable future. Because of such negative cash flow and negative working capital and the capital intensive nature of the Company's business, the Company will require continuing sources of outside debt and equity financing to fund its working capital needs, investments and other cash requirements.

     In particular, the Company will require additional financing prior to December 31, 1997, to meet currently anticipated requirements for working capital and investments in its operating companies and developmental stage projects. In addition, the Company intends to pursue additional investment opportunities for wireless projects and anticipates that it will require additional sources of financing in order to fund those investments. However, the Company has neither received commitments nor completed arrangements for additional financing, and there can be no assurance that any additional debt or equity financing will be available to the Company on acceptable terms when required by the

Company or at all. If adequate sources of additional financing are not available, the Company may be forced (i) to delay, scale back or eliminate one or more of its projects, (ii) to suffer a significant dilution of its equity interest or loss of value in one or more of its investments, or (iii) to liquidate one or more of its investments. In addition, the Company may be unable to repay its liabilities (including the Notes) as they become due, and may be unable to meet its working capital and other cash requirements. The Indenture contains certain restrictions on the ability of the Company to make investments in, or guarantee the indebtedness of, the operating companies and developmental stage projects. Accordingly, the Company's inability to obtain such additional financing would have a material adverse effect on the Company and could result in its insolvency or liquidation.

SUBSTANTIAL LEVERAGE

     The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' equity, including its redeemable convertible Preferred Stock. As of March 31, 1997, the Company's long term debt was $79.4 million, and its stockholders' deficit and redeemable convertible Preferred Stock was $66.1 million. The high level of the Company's indebtedness will have important consequences, including (i) limitations on the Company's ability to obtain additional debt financing in the future and (ii) limitations on the Company's flexibility in reacting to changes in the industry and economic conditions generally. In addition, most of the existing operating companies and developmental stage projects will not be subject to any limitations restricting the incurrence of additional indebtedness, and, to the extent that the Company is successful in its strategy of obtaining additional financing at the operating company or developmental stage project level, the amount of such indebtedness could increase substantially, which may have consequences similar to those described in clauses (i) and (ii) above with respect to the Company.

RISK OF INABILITY TO REPAY NOTES AT MATURITY

     The Company has had net losses and has generated negative cash flow from operations since inception. Further, as discussed below under "}-Holding Company Structure; Limitations on Access to Cash Flow of Operating Companies," the Company does not expect that it will generate positive cash flow through dividends or other distributions from its operating companies for the foreseeable future. Accordingly, the Company's ability to repay the Notes and any other indebtedness which it may incur from time to time at maturity will be dependent on developing one or more sources of financing prior to the maturity of such indebtedness. The Company may, among other things, (i) seek to refinance all or a portion of such indebtedness at maturity through sales of additional debt or equity securities of the Company or other borrowings, (ii) seek to sell all or a portion of its interests in one or more of its operating companies or developmental stage projects (subject to the restrictions described below under "--Company Level Risks--Restrictions on Transfer of Ownership Interests") or (iii) negotiate with its financial and strategic partners to permit the cash, if any, produced by the operating companies to be distributed to equity holders. There can be no assurance that (i) the Company will be able to obtain debt or equity refinancing on acceptable terms, or at all, in the future, (ii) the Company will be able to sell assets in a timely manner or on commercially acceptable terms or in an amount that will be sufficient to repay its indebtedness when due, (iii) the Company will be able to obtain the consents and approvals required in order to sell its interests in, or to receive dividends from, its operating companies or developmental stage projects or
(iv) that the operating companies or developmental stage projects will in fact generate positive cash flow or that any such cash flow will be distributed to equity holders (particularly since the Company expects that its operating companies will generally reinvest all of their cash flow in development opportunities for the foreseeable future). In addition, a default under the Notes or such other indebtedness as the Company may incur in the future, for example, could in turn permit lenders under STW's Malaysian Ringgit 91 million (approximately $36,694,000 as translated using effective exchange rates at March 31, 1997) senior credit facility, and possibly under other debt instruments of the operating companies, to declare borrowings outstanding thereunder to be due and payable pursuant to cross-default clauses, permitting the lenders under such debt instruments to proceed against any collateral pledged as security therefor. Any failure by the Company to repay the Notes when due would have a material adverse effect on the Company.

RISK OF GOVERNMENTAL ACTIONS RESULTING IN VIOLATION OF INDENTURE

     The Indenture pursuant to which the Notes were issued, contains covenants that impose certain requirements with respect to sales or other dispositions of assets with a fair market value in excess of $500,000 (including capital stock in operating companies and in developmental stage projects) by the Company and certain subsidiaries of the Company ("Asset Sales"). Among other things, the Indenture requires that at least 85% of the consideration for an Asset

Sale be in cash and that the Company receive consideration equal to the fair market value of the assets in question. However, if an Asset Sale occurs because of governmental action (for example, by expropriation or confiscation), or in certain other circumstances including, among other things, a sale of the Company's investment in certain operating companies compelled by other stockholders of such operating company or pursuant to rights granted to certain bank lenders of certain operating companies, the requirement that the Company receive fair market value for the assets shall be deemed to have been satisfied to the extent that the difference between the fair market value of such assets and the actual consideration received in such Asset Sale (and all other Asset Sales subject to this exception) is less than 10% of the "total market value of equity" of the Company. However, if an Asset Sale is compelled by governmental action, the Indenture still requires that at least 85% of the consideration be in cash.

     In certain of the countries in which the Company has made investments, there is a risk that the Company's investments may be confiscated or expropriated by governmental authorities. In particular, in early 1996, the Malaysian government initiated efforts to consolidate the Malaysian telecommunications industry, which, if completed would have forced a sale or merger of STW, the Company's Malaysian operating company, to or with one of a limited number of surviving telecommunications companies. There can be no assurance that the Malaysian government will not seek to take similar actions in the future. Likewise, other countries may seek to expropriate or confiscate assets of the Company. To the extent that the consideration, if any, received by the Company in connection with these expropriations or confiscations failed to satisfy the covenants under the Indenture, such a violation will be deemed an event of default under the Indenture entitling the holders of the Notes to demand immediate repayment thereof and to proceed against their collateral, which would have a material adverse effect on the Company. See "--Project Level Risks--Risks Inherent in Foreign Investment."

HOLDING COMPANY STRUCTURE; LIMITATIONS ON ACCESS TO CASH FLOW OF OPERATING COMPANIES

     The Company is a holding company with no business operations of its own. All of the operations of the Company are conducted through its wholly owned subsidiary, IWC, and its affiliated companies, which are separate and distinct legal entities and have no obligation, contingent or otherwise to make any funds available to the Company to enable it to make investments in operating companies or developmental stage projects, meet working capital needs or other liabilities of the Company (including liabilities under the Notes), or for any other reason. In addition, most of the operating companies have generated negative cash flow from operations, and the Company expects that most operating companies will continue to generate negative cash flow from operations for the foreseeable future. Further, to the extent that any of the operating companies generates positive cash flow, the Company may be unable to access such cash flow because (i) it owns 50% or less of the equity of most of such entities and, therefore, does not have the requisite control to cause such entities to pay dividends to their equity holders; (ii) certain of such entities are currently or may become parties to credit or other borrowing agreements that restrict or prohibit the payment of dividends, and such entities are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future; (iii) the Company expects that its operating companies will generally reinvest all of their cash flow in development opportunities for the foreseeable future; and/or (iv) some of the countries in which such entities conduct business, tax the payment and repatriation of dividends or otherwise restrict the repatriation of funds. As a result, the Company does not expect that it will be able to generate any significant cash flow through dividends or other distributions from the operating companies in the foreseeable future, and there can be no assurance that the Company will be able to generate any significant cash flow from the operating companies at any time in the future.

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

RISKS INHERENT IN GROWTH STRATEGY

     The Company has grown rapidly since inception, and as of March 31, 1997, had operating companies or developmental stage projects in 13 foreign countries. Subject to the availability of additional financing, the Company anticipates that it will make additional investments in wireless projects in other foreign countries and is actively seeking and evaluating new investment opportunities in foreign countries where it currently has operating companies or developmental stage projects. This strategy presents the risks inherent in assessing the value, strengths and weaknesses of development opportunities, in evaluating the costs and uncertain returns of building and expanding the facilities for operating systems and in integrating and managing the operations of additional operating systems. The Company's growth strategy will place significant demands on the Company's operational, financial and marketing resources and on its management. Any failure to manage the Company effectively could have a material adverse effect on the Company.

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

CONTROL OF THE COMPANY

     At March 31, 1997, Vanguard beneficially owned approximately 39% of the Company's equity, without giving effect to the warrant and option exchange transaction described in Note 9 of the Notes to Consolidated Financial Statements above. Vanguard has provided and continues to provide a number of services to the Company relating to the formation, development and operation of wireless communications services, including identification and evaluation of wireless communications opportunities, review of business and technical plans and assistance in training operating company personnel. Vanguard has the right to elect three directors to the Company's Board of Directors and currently has three representatives on such Board, including Haynes G. Griffin, Chairman of the Board of Directors. As a result, Vanguard may have the ability to effectively control the Company and direct its business and affairs.

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

REPORTING STANDARDS; FINANCIAL STATEMENTS OF OPERATING COMPANIES; TIMELY COMPLIANCE WITH INFORMATIONAL AND FILING REQUIREMENTS

     Companies in developing countries are subject to accounting, auditing and financial standards and requirements that differ, in some cases significantly, from those applicable to U.S. companies. In addition, there may be substantially less publicly available information about companies in a developing country than there is about U.S. companies. The Company's ability to comply with the informational and filing requirements of the Indenture and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to which it is or will be subject will depend on the timely receipt of accurate and complete financial and other information from the Company's operating companies and developmental stage projects. The failure to receive such information on a timely basis could have a material adverse effect on the Company, including preventing it from satisfying the informational and filing requirements of the Indenture and the Exchange Act.

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

PROJECT LEVEL RISKS

OPERATING LOSSES AND NEGATIVE CASH FLOW; DEPENDENCE ON ADDITIONAL
FINANCING/CAPITAL

     Most of the operating companies have generated operating losses and negative cash flow from operations, and the Company expects that most of its operating companies will continue to generate operating losses and negative cash flow from operations for the foreseeable future. The business of the operating companies and developmental stage projects, particularly WLL projects, is capital intensive and, in light of such anticipated negative cash flow from operations, will require continuing sources of outside financing to fund working capital needs, capital expenditures and other cash requirements. The Company's strategy is to seek such additional financing at the operating companies primarily from third parties and not from the Company or its partners. However, there can be no assurance that the operating companies and developmental stage projects will be able to obtain the financing required to make planned capital expenditures, provide working capital or meet other cash needs. Failure to obtain such financing could have a material adverse effect on the Company and, among other things, could result in the loss or revocation of licenses held by the operating companies or developmental stage projects or require that certain planned projects be delayed or abandoned. In particular, at March 31, 1997 a significant portion of the Company's investments had been made in three operating companies (namely STW, which is developing a national WLL system in Malaysia; Mobisel, which is developing a national cellular system in Indonesia; and SDL, which is developing various regional cellular systems in China), and each of these operating companies will be required to obtain substantial additional financing in order to complete planned capital expenditures.

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

EARLY STAGE OF DEVELOPMENT OF WIRELESS PROJECTS

     Most of the Company's wireless projects are in the early stages of development. Only the nine operating companies, Via 1, SDL, RPSL, Mobisel, Mobilkom, STW, Mobilcom Mexico, TeamTalk and UTS, currently provide wireless communications services on a commercial basis, and many of these operating companies have only recently initiated such commercial service and have a limited number of subscribers. Although MOUs have been signed with local partners in the operating companies and developmental stage projects, in many cases definitive joint venture and shareholder agreements have not been prepared or signed, definitive legal entities have not been formed and/or required equity and debt financing has not been secured. Even where an MOU or definitive joint venture or shareholder agreement has been signed, there can be no assurance that the terms of the Company's participation in an operating company or developmental stage project will not be modified in a manner that is materially adverse to the Company, particularly because the Company usually holds a minority interest. The successful development and commercialization of these projects will depend on a number of significant financial, logistical, technical, marketing, legal and other factors, the outcome of which cannot be predicted. Virtually all of the operating companies are, and in the future will be, newly-formed entities that have a limited operating history and that operate at a loss for a substantial period of time. These operating companies will require significant amounts of additional financing to fund capital expenditures, working capital requirements and other cash needs, including the costs of obtaining additional licenses. In addition, there can be no assurance that these projects will not encounter engineering, design or other operational problems. For example, STW, the Company's Malaysian WLL operating company, has experienced significant delays in network deployment and its marketing plans primarily as a result of adverse effects on STW of an attempt during the first half of 1996 by the Malaysian government to consolidate the Malaysian telecommunications industry. See "--Risks Inherent in Foreign Investment." As a result, in late 1996, IWC and its principal strategic partner in STW extensively reviewed and revised STW's business plan and strategy. There can be no assurance that the Company can successfully develop any of its existing or planned developmental stage projects or that any of these projects or any of its operating companies will achieve commercial success. Further, the Company's current and anticipated ownership interests in the operating companies and developmental stage projects are subject to modification and may even be eliminated completely due to the occurrence of certain events such as the re-negotiation of existing MOUs and/or agreements, changes in foreign laws or regulations affecting foreign ownership, government expropriation, financing contingencies and other factors. Likewise, the Company may voluntarily withdraw from one or more operating companies and/or developmental stage projects.

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

     For example, in early 1996 the Malaysian government announced a program designed to consolidate the Malaysian telecommunications industry which, if completed, would have forced the sale or merger of STW, the Company's Malaysian operating company, to one of a limited number of surviving telecommunications companies. Although the Malaysian government announced in July 1996 that it did not intend to proceed with this program, the activities of the Malaysian government in connection with such program resulted in significant delays in STW's network deployment and marketing plans thereby contributing to a 37% decrease in STW's subscribers during the quarter ended September 30, 1996. There can be no assurance that the Malaysian government will not initiate similar programs in the future. There can also be no assurance that the Malaysian national telephone company will not otherwise impose restrictions on STW, including restrictions on the ability of STW to interconnect its wireless network with the national telephone company's system, which could have a material adverse effect on the Company. Moreover, there can be no assurance that other countries where the Company has operating companies or developmental stage projects will not initiate similar programs or impose other restrictions, which could have a material adverse effect on the Company.

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

RISK OF MODIFICATION OR LOSS OF LICENSES; UNCERTAINTY AS TO THE AVAILABILITY, COST AND TERMS OF LICENSES; RESTRICTIONS ON LICENSES

     The Company's ability to retain and exploit the existing telecommunications licenses held by its operating companies and developmental stage projects, to renew such licenses when they expire, and to obtain new licenses in the future, are essential to the Company's operations. However, these licenses are typically granted by governmental agencies in developing countries, and there can be no assurance that these governmental agencies will not seek to unilaterally limit, revoke or otherwise adversely modify the terms of these licenses in the future, any of which could have a material adverse effect on the Company, and the Company may have limited or no legal recourse if any of these events were to occur. In addition, there can be no assurance that renewals to these licenses will be granted or, if renewed, that the renewal terms will not be substantially less favorable to the holders of the licenses than the original license terms, any of which could have a material adverse effect on the Company. Likewise, many of the Company's operating companies and developmental stage projects have not yet obtained all of the licenses necessary for their proposed operations, and no assurance can be given that any such licenses will be obtained. For example, the Brazilian government has not approved the transfer to Via 1, the Company's Brazilian ECTR operating company, of the licenses contributed or to be contributed to it by its current and proposed shareholders, and there can be no assurance that such approval will be obtained. The failure to obtain such approval or to obtain other licenses would have a material adverse effect on the Company.

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

DEPENDENCE ON PARTNERS

     The Company will generally continue to depend on its local partners to obtain required licenses in all of its wireless projects. In addition, the Company may become dependent on strategic partners with resources beyond those of the Company to pursue larger scale projects, including certain WLL projects. In WLL projects, the Company may require the participation of a larger telecommunications company possessing the substantial capital and operating resources required to finance and deploy a WLL system. The failure of the Company to identify and enter into relationships with strong partners, or the failure of those partners to provide these resources, may have a material adverse effect on the Company.

CONSTRUCTION RISKS

     The operating companies and developmental stage projects in which the Company invests typically require substantial construction of new wireless networks and additions to existing wireless networks. Construction activity will require the operating companies and developmental stage projects to obtain qualified subcontractors and necessary equipment on a timely basis, the availability of which varies significantly from country to country. Construction projects are subject to cost overruns and delays not within the control of the operating company or the developmental stage project or its subcontractors, such as those caused by acts of governmental entities, financing delays and catastrophic occurrences. Delays also can arise from design changes and material or equipment shortages or delays in delivery. Accordingly, there can be no assurance that the operating companies or developmental stage projects will be able to complete current or future construction projects for the amount budgeted or within the time periods projected, or at all. Failure to complete construction for the amount budgeted or on a timely basis could jeopardize subscriber contracts, franchises or licenses and could have a material adverse effect on the Company. In particular, telecommunications licenses often are granted on the condition that network construction be completed or commercial operations be commenced by a specified date. Failure to comply with these deadlines could result in the loss or revocation of the licenses. In that regard, certain operating companies have failed to meet such deadlines in the past. Specifically, UTS, which provides ECTR services in the Visayas and Mindanao regions of the Philippines, failed to comply with the service date requirement contained in its provisional authority but subsequently cured such failure and expects to receive its final operating authority from the Philippine government by the end of 1997. Similarly, in the Via 1 Project, because the Company and its proposed partners were unable to comply with operations commencement deadlines with respect to their licenses, they had to apply for, and have received, extensions of such deadlines. Although such failures have not to date led to the loss of any licenses, there can be no assurance that the relevant governmental authorities will not seek to revoke licenses as a result of these past defaults or refuse to grant deadline extensions to similar defaults occurring in the future, which could have a material adverse effect on the Company.

SUBSTANTIAL LEVERAGE

     As discussed above, the operating companies and developmental stage projects will require continuing sources of additional financing. Certain of the operating companies have substantial indebtedness and, to the extent that additional debt financing is available, such operating companies may incur additional indebtedness, and other operating companies or developmental stage projects may in the future incur substantial indebtedness, in relation to their respective base of equity capital. To the extent that any of the operating companies or developmental stage projects now has or in the future incurs a high level of indebtedness, such indebtedness will have important consequences to the Company, including (i) a possible restriction on such entity's ability to pay dividends or make other distributions to the Company,
(ii) a possible limitation on such entity's ability to obtain additional debt financing and (iii) a possible impairment of such entity's ability to react to changes in the industry and economic conditions generally.

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

PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

SALES OF UNREGISTERED SECURITIES DURING THE THREE-MONTHS ENDED MARCH 31, 1997

     In January 1997, the Company issued options to purchase an aggregate of 127,095 shares of Common Stock at an exercise price of $9.375 per share to certain service providers of the Company pursuant to the 1996 SO/SIP. In addition, in February 1997, the Company issued options to purchase an aggregate of 226,187 shares of Common Stock at an exercise price of $9.375 per share to certain service providers of the Company pursuant to the 1996 SO/SIP.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

EXHIBIT  DESCRIPTION
NO.
------   -----------

10.9A International Wireless Communications Holdings, Inc. 1996 Stock Option/Stock Issuance Plan, amended and restated as of February 3, 1997

10.16B Amended and Restated Shareholders' Agreement among Star Digitel Limited, Star Telecom Holding Limited ("STHL"), International Wireless Communications, Inc. ("IWC") and Vanguard China, Inc., dated April 4, 1997

10.16C Amended and Restated Noncompetition Agreement between STHL and IWC., dated April 4, 1997

10.26 Agreement between IWC and Vanguard Cellular Financial Corp., dated May 5, 1997, including:

         Exhibit A      Form of Warrant Agreement
         Exhibit B      Form of Warrant Agreement
         Exhibit C      Form of Incentive Stock Option
         Exhibit D      Form of Nonstatutory Option Agreement
         Exhibit E      Form of Guaranty
         Exhibit F      Form of Investment Representation Letter
         Exhibit G      Form of Vanguard Legal Opinion
         Exhibit H      Form of IWCH Legal Opinion

27.1     Financial Data Schedule


(b) REPORTS ON FORM 8-K

    No Current Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1996                         INTERNATIONAL WIRELESS
                                            COMMUNICATIONS HOLDINGS, INC.
                                            (Registrant)



                                            By: /s/ Douglas S. Sinclair
                                               ---------------------------------
                                                    Douglas S. Sinclair
                                                    Vice President and Chief
                                                    Financial Officer


                                            By: /s/ Keith D. Taylor
                                               ---------------------------------
                                                    Keith D. Taylor
                                                    Controller and Chief
                                                    Accounting Officer

                                    EXHIBIT INDEX


EXHIBIT NO.   DESCRIPTION
-----------   -----------


EXHIBIT
  NO.    DESCRIPTION                                                              PAGE NO.
-------  -----------                                                              --------
10.9A    International Wireless Communications Holdings, Inc. 1996 Stock             33
         Option/Stock Issuance Plan, amended and restated as of February 3,
         1997

10.16B   Amended and Restated Shareholders' Agreement among Star Digitel             49
         Limited, Star Telecom Holding Limited ("STHL"), International Wireless
         Communications, Inc. ("IWC") and Vanguard China, Inc., dated April 4,
         1997

10.16C   Amended and Restated Noncompetition Agreement between STHL and IWC.,        78
         dated April 4, 1997

10.26    Agreement between IWC and Vanguard Cellular Financial Corp., dated May      88
         5, 1997, including:

         Exhibit A      Form of Warrant Agreement
         Exhibit B      Form of Warrant Agreement
         Exhibit C      Form of Incentive Stock Option
         Exhibit D      Form of Nonstatutory Option Agreement
         Exhibit E      Form of Guaranty
         Exhibit F      Form of Investment Representation Letter
         Exhibit G      Form of Vanguard Legal Opinion
         Exhibit H      Form of IWCH Legal Opinion

27.1     Financial Data Schedule                                                    124
