Form 10-Q
period 1997-06-30
INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS INC
filed 1997-08-12
CIK 1022591

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                  ----------------------

                                      FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997

                              OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                           to
                                ------------------------    --------------------

                           Commission file number 0-______

                       INTERNATIONAL WIRELESS
                    COMMUNICATIONS HOLDINGS, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


                  DELAWARE                           94-3248701
        ----------------------------            --------------------
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)          Identification Number)

                        400 SOUTH EL CAMINO REAL, SUITE 1275
                            SAN MATEO, CALIFORNIA  94402
                       --------------------------------------
                      (Address of principal executive offices)

                                 (650) 548-0808
                   ---------------------------------------------------
                   (Registrant's telephone number, including area code)


     Indicate by check /x/ whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

            (1)   Yes    x            No
                      ----------       ----------
            (2)   Yes    x            No
                      ----------       ----------

          As of June 30, 1997, there were 816,720 shares of the Registrant's common stock, par value $0.01 per share ("Common Stock") outstanding and 16,915,076 shares of the Registrant's preferred stock, par value $0.01 per share ("Preferred Stock") outstanding. Each such share of Preferred Stock is currently convertible into one share of Common Stock.

                This document (excluding Exhibits) contains 36 pages.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC.

                                      FORM 10-Q

                                        INDEX


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements  . . . . . . . . . . . . . . . . . . . .      3

          Consolidated Balance Sheets as of December 31, 1996
          (audited) and June 30, 1997 (unaudited) . . . . . . . . . . .      4

          Consolidated Statements of Operations for the three
          and six month periods ended June 30, 1996 and
          1997 (unaudited) . . . . . . . . . . . . . . . . . . . . . .       5

          Consolidated Statements of Cash Flows for the
          six months ended June 30, 1996 and 1997 (unaudited). . . . .       6

          Notes to Consolidated Financial Statements . . . . . . . . .       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . .      17

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . . . .      32

Item 4.   Submission of Matters to a Vote of Security Holders. . . . .      32

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .      33

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      35

EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      36

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

        INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AND SHARE DATA)

                                    ASSETS

                                                       DECEMBER 31,   JUNE 30,
                                                          1996         1997
                                                       -----------  -----------
                                                        (AUDITED)   (UNAUDITED)
Current assets:
    Cash and cash equivalents                           $  41,657   $  14,571
    Notes receivable from affiliates                          813       5,094
    Notes receivable                                        1,431       1,304
    License deposit                                         5,255          --
    Investments in affiliates held for sale                 2,062       3,444
    Other current assets                                    3,190      10,249
                                                       -----------  -----------
    Total current assets                                   54,408      34,662

Property and equipment, net                                18,426      21,838
Investments in affiliates                                  68,394      66,529
Telecommunication licenses and other intangibles, net      18,484      17,893
License deposit                                             3,042       1,004
Debt issuance costs, net                                    6,431       5,921
Other assets                                                  173         365
                                                       -----------  -----------
Total assets                                           $  169,358  $  148,212
                                                       -----------  -----------
                                                       -----------  -----------

               LIABILITIES, MINORITY INTERESTS, REDEEMABLE CONVERTIBLE
                      PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses              $    7,313   $   8,737
                                                       -----------  -----------
    Total current liabilities                               7,313       8,737
Long-term debt, net                                        75,466      83,640
                                                       -----------  -----------
    Total liabilities                                      82,779      92,377
Minority interests in consolidated subsidiaries             5,685       5,080
Redeemable convertible Preferred Stock, $.01 par value
  per share; 21,541,480 shares designated; 15,973,200
  and 15,981,876 shares issued and outstanding in 1996
  and 1997, respectively; net of note receivable from
  stockholder of $26 in 1996 and 1997; liquidation and
  minimum redemption value of $107,459                    103,021     104,176

Commitments and contingencies (Note 11)
Stockholders' deficit:
  Preferred Stock, $.01 par value per share;
    1,538,520 shares designated; 933,200 shares issued
    and outstanding in 1996 and 1997; liquidation value
    of $793                                                     9           9
  Common Stock, $.01 par value per share; 26,000,000
    shares authorized; 636,720 and 816,720 shares
    issued and outstanding in 1996 and 1997, respectively       6           8
  Additional paid-in capital                               31,060      33,303
  Note receivable from stockholder                           (152)       (152)
  Unrealized gain on investments                               68         --
  Cumulative translation adjustment                           271        (249)
  Accumulated deficit                                     (53,389)    (86,340)
                                                       -----------  -----------
        Total stockholders' deficit                       (22,127)    (53,421)
                                                       -----------  -----------
    Total liabilities, minority interests,
     redeemable convertible Preferred Stock and
     stockholders' deficit                             $  169,358   $  148,212
                                                       -----------  -----------
                                                       -----------  -----------

             See accompanying notes to Consolidated Financial Statements.

        INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                        THREE MONTHS ENDED,     SIX MONTHS ENDED
                                                              JUNE 30              JUNE 30,
                                                        -------------------     ------------------
                                                           1996       1997       1996       1997
                                                        --------    --------    -------   --------
                                                             (UNAUDITED)            (UNAUDITED)
Operating revenues                                        $  183    $    498    $   183   $  1,017
Cost of revenues                                             180         659        180      1,248
                                                        --------    --------    -------   --------
                                                               3        (161)         3       (231)

Operating expenses:
  Selling, general and administrative expenses             4,068       9,480      6,353     15,734
  Equity in losses of affiliates                           1,567       5,193      2,986      9,865
  Minority interest in losses of consolidated
    subsidiaries                                              --        (244)       --        (463)
                                                        --------    --------    -------   --------
      Loss from operations                                (5,632)    (14,590)    (9,336)   (25,367)

Other income (expense):
  Interest income                                            182         574        424      1,101
  Interest expense                                           (82)     (4,515)      (201)    (8,751)
  Other                                                      (14)      1,133        (13)     1,140
                                                        --------    --------    -------   --------
      Net loss                                           $(5,546)  $ (17,398)   $(9,126)  $(31,877)
                                                        --------    --------    -------   --------
                                                        --------    --------    -------   --------

             See accompanying notes to Consolidated Financial Statements.

        INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                         ----------------------
                                                                           1996           1997
                                                                         ---------     --------
                                                                                (UNAUDITED)
Cash flows from operating activities:
  Net loss                                                               $  (9,126)    $(31,877)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                 111          506
  Amortization of telecommunication licenses and other intangibles             284          591
  Amortization of debt issuance costs                                           --          510
  Amortization of long-term debt discount                                       --        8,174
  Equity in losses of affiliates                                             2,986        9,865
  Gain on sale of Mobilcom Mexico                                               --       (1,156)
  Minority interests in losses of consolidated subsidiaries                     --         (605)
  Issuance of Common Stock Warrants                                             --        2,281
  Unrealized gain on investments                                                --          (68)
  Changes in operating assets and liabilities:
    Other current assets                                                      (631)      (7,407)
    Accounts payable and accrued expenses                                     (113)       1,424
                                                                         ---------     --------
      Net cash used in operating activities                                 (6,489)     (17,762)
                                                                         ---------     --------
Cash flows from investing activities:
  Issuance of notes receivable from affiliates                              (1,095)      (4,916)
  Repayment of notes receivable from affiliates                               --            635
  Issuance of notes receivable                                              (3,106)        (773)
  Repayment of notes receivable                                               --            900
  Advances to affiliate                                                     (1,822)          --
  Investments in affiliates held for sale                                     --         (1,382)
  Proceeds from sale of Mobilcom Mexico                                       --          3,218
  Purchases of property and equipment                                         (660)      (3,918)
  Investments in affiliates.                                                  (215)     (10,062)
  Purchase of subsidiary                                                    (3,198)         --
  License deposit                                                           (3,042)       7,293
  Other assets                                                                (569)         156
                                                                         ---------     --------
      Net cash used in investing activities                                (13,707)      (8,849)
Cash flows from financing activities:
    Exercise of stock options                                                 --             45
                                                                         ---------     --------
      Net cash provided by financing activities                               --             45
                                                                         ---------     --------
Effect of foreign currency exchange rates on cash and cash equivalents         47          (520)
                                                                         ---------     --------
Net decrease in cash and cash equivalents                                (20,149)       (27,086)
Cash and cash equivalents at beginning of period                          25,398         41,657
                                                                         ---------     --------
Cash and cash equivalents at end of period                              $  5,249       $ 14,571
                                                                         ---------     --------
                                                                         ---------     --------
Supplemental cash flow information
  Cash paid for interest                                                 $     4       $    --
                                                                         ---------     --------
                                                                         ---------     --------
Non-cash financing and investing activities:
  Conversion of notes payable to related party and interest
  to redeemable convertible Preferred Stock                             $  2,052       $    --
                                                                         ---------     --------
                                                                         ---------     --------
  Net warrant exercises of redeemable convertible Preferred Stock        $    --       $     81
                                                                         ---------     --------
                                                                         ---------     --------
  Issuance of Common Stock Warrants                                      $    --       $  2,281
                                                                         ---------     --------
                                                                         ---------     --------

           See accompanying notes to Consolidated Financial Statements.

       INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESS

   International Wireless Communications Holdings, Inc. ("IWC Holdings") was incorporated in Delaware in July 1996 as a holding company whose primary assets are all of the issued and outstanding capital stock of International Wireless Communications, Inc. ("IWC") and a note receivable from IWC in a principal amount equal to the net proceeds from the Debt Offering (as defined below). (IWC Holdings and IWC are collectively referred to herein as the "Company.") IWC was incorporated in Delaware in January 1992 and develops, owns and operates wireless communications companies in emerging markets in Asia and Latin America. These local wireless businesses ("LWBs") provide a variety of communication services, including cellular, wireless local loop ("WLL"), enhanced capacity trunked radio ("ECTR") and paging. Together with its strategic partners, the Company has interests in Brazil, China, India, Indonesia, Malaysia, New Zealand, Pakistan, Peru, and the Philippines.

   To date, the Company has invested principally in LWB's that are in their early developmental stages. In addition, the Company intends to pursue additional investment opportunities. The Company believes that its existing cash balance is sufficient to meet its operating and contractual obligations through fiscal 1997 . It is not sufficient, however, to meet the Company's business objective of participation in additional equity rounds to finance the infrastructure buildout of its operating and nonoperating LWBs. The ability of the Company to make additional investments is dependent on the availability of external financing. In the event the Company is unable to obtain external financing it may ultimately be unable to either maintain its existing ownership interests or fully realize the underlying potential value of the LWBs.

   In August 1996, IWC Holdings issued and sold 196,720 units, each consisting of a $1,000 principal amount 14% Senior Discount Note due 2001 (an "Original Note," and, collectively, the "Original Notes") and one nominally priced warrant now exercisable for 14.283 shares of Common Stock (a "Warrant," and, collectively, the "Warrants"), for total gross proceeds of approximately $100 million (the "Debt Offering"). In November 1996, pursuant to the indenture agreement that governs the Original Notes (the "Indenture"), IWC Holdings exchanged new 14% Senior Secured Discount
   Notes due 2001 (the "Exchange Notes") which were registered under the Securities Act of 1933, as amended (the "1933 Act"), for the Original Notes. The terms of the Exchange Notes are substantially identical (including principal amount, interest rate, maturity, security and ranking) to the terms of the Original Notes. (The Exchange Notes and the Original Notes are referred to collectively herein as the "Notes.")

   In connection with the Debt Offering, IWC Holdings and IWC completed a reorganization in which IWC became a wholly owned subsidiary of IWC Holdings through the conversion of each share of the then-outstanding capital stock of IWC into 40 shares of the corresponding class and series of stock of IWC Holdings (the "Stock Conversion"). All data related to shares and per share amounts for all periods presented have been adjusted to reflect the effect of the reorganization and the Stock Conversion.

   In the opinion of management, the accompanying unaudited financial statements of IWC Holdings and its subsidiary, IWC, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition, results of operation and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1995 and 1996, and for each of the years in the three-year period ended December 31, 1996, including the notes thereto. The results of operations for the three and the six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the year ended December 31, 1997.

       INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   BASIS OF CONSOLIDATION

   The accompanying consolidated financial statements of the Company include the accounts of IWC, its wholly owned subsidiaries, SRC Servicos de Radio Comunicacoes Ltda. ("SRC"), TeamTalk Limited ("TeamTalk"), New Zealand Wireless Limited ("New Zealand Wireless"), together with offshore holding companies, and its four majority-owned subsidiaries, M/S Mobilcom (Pte) Ltd. ("Mobilcom Pakistan"), PeruTel S.A. ("PeruTel"), Star Telecom Overseas (Cayman Islands) Limited ("STOL"), and Promociones Telefonicas S.A. ("Protelsa"). Wireless Data Services, Ltd. ("WDS"), although 50% owned by the Company, has also been consolidated in the accompanying consolidated financial statements as the Company has the ability to exercise control over WDS. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) BALANCE SHEET COMPONENTS

    Balance sheet components are as follows (in thousands):

                                                       DECEMBER 31,    JUNE 30,
                                                          1996           1997
                                                      ------------   ----------
  Other current assets
    Other receivables                                   $  1,373      $   3,701
    Refund of license deposit                                 --          3,967
    Prepaid expenses and other                             1,817          2,581
                                                      ------------   ----------
                                                        $  3,190      $  10,249
                                                       ------------   ----------
                                                       ------------   ----------
  Property and equipment
    Furniture and fixtures                              $    320      $     425
    Computer and office equipment                            935          1,705
    Automobiles                                              197            266
    Leasehold improvements                                   276            510
    Telecommunication equipment                            9,930         11,282
    Construction in process                                7,620          9,008
                                                       ------------   ----------
                                                          19,278         23,196
    Less accumulated depreciation                            852          1,358
                                                       ------------   ----------
       Property and equipment, net                       $18,426      $  21,838
                                                       ------------   ----------
                                                       ------------   ----------
    Telecommunication licenses and other intangibles
       SRC/Via 1                                        $  6,680      $   6,680
       Mobilcom Pakistan                                   5,439          5,439
       TeamTalk                                            1,760          1,760
       STOL                                                3,965          3,965
       Protelsa                                            1,557          1,557
       WDS                                                   221            221
       Other                                                 200            200
                                                       ------------   ----------
                                                          19,822         19,822
    Less accumulated amortization                          1,338          1,929
                                                       ------------   ----------
       Telecommunication licenses and other
        intangibles, net                                 $18,484      $  17,893
                                                       ------------   ----------
                                                       ------------   ----------
    Accounts payable and accrued expenses
     Accounts payable                                   $  5,163      $   3,125
     Professional services                                   718            458
     Employee compensation and benefits                      619            577
     Equipment purchases                                      27          3,775
     Other                                                   786            802
                                                       ------------   ----------
                                                        $  7,313      $   8,737
                                                       ------------   ----------
                                                       ------------   ----------
                                          8.

       INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  CASH AND CASH EQUIVALENTS

     As of June 30, 1997, available-for-sale securities consisted of the following (in thousands):

                                                    Unrealized      Estimated
                                           Cost    gains/(losses)   fair value
                                       ----------  --------------   ----------
     U.S government securities           $     50    $  --          $    50
     Corporate debt securities              1,700       --            1,700
                                       ----------  --------------   ----------
                                         $  1,750    $  --          $ 1,750
                                       ----------  --------------   ----------
                                       ----------  --------------   ----------

     As of June 30, 1997, cash, cash equivalents and available-for-sale securities were classified as follows (in thousands):


     Cash                              $   4,735
     Cash equivalents                      9,836
                                       ----------
                                       $  14,571
                                       ----------

     Cash and cash equivalents includes $3,218,000 representing the proceeds of disposition of the Company's interest in Mobilcom Mexico, which sale was consummated on June 27, 1997. Pursuant to the Indenture, these proceeds may only be used for a Permitted Investment (as defined in the Indenture), which includes investments in cash equivalents, investments in LWBs classified as Restricted Subsidiaries or Restricted Affiliates under the Indenture and, subject to certain limitations, investments in LWBs classified as Unrestricted Subsidiaries or Unrestricted Affiliates under the Indenture. If all or a portion of such proceeds are not used for a Permitted Investment within 270 days after June 27, 1997, then the Company may only invest such unused proceeds in cash equivalents pending the making of an offer by the Company, under certain circumstances, to the then holders of the Notes to repurchase such Notes. For a more detailed description of the restrictions on the use of the proceeds from the Company's sale of its interest in Mobilcom Mexico, see "Description of Exchange Notes" in the Company's Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on November 21, 1996 (Reg. No. 333-11987).


(4)  INVESTMENTS IN AFFILIATES HELD FOR SALE

     In June 1997, the Company sold its 1.56% equity interest in Corporacion Mobilcom, S.A. de C.V. ("Mobilcom Mexico") for $3,218,000 to a third party affiliated with an existing shareholder in Mobilcom Mexico. The Company carried this investment in Mobilcom Mexico at its historical cost basis of $2,062,000. As a result, the Company reported a gain of $1,156,000 (pre-tax and after-tax) in other income as of June 30, 1997.

     In addition to the above, the Company has recently initiated the disposition of three additional ECTR investments as the Company re-aligns its investment strategy and re-distributes its resources to its larger cellular and WLL investments. The investments held for sale include TeamTalk, the Company's wholly owned New Zealand subsidiary; Universal Telecommunications Service, Inc. ("UTS") in the Philippines and PT Mobilkom Telekomindo ("Mobilkom") in Indonesia. The Company anticipates that the sale of all three investments will occur within the next 12 months. These investments are carried at their historical cost and the Company anticipates that the proceeds from disposition of the three investments will exceed the Company's historical cost basis.

     Investments in affiliates held for sale are as follows as of December 31, 1996 and June 30, 1997 (in thousands):

                                      1996        1997
                                    --------     -------
     Mobilcom Mexico                $  2,062       $  --
     UTS                                  --       1,944
     Mobilkom                             --       1,500
                                    --------     -------
                                    $  2,062    $  3,444
                                    --------     -------
                                    --------     -------

    The Company has not changed the basis of accounting for the three investments held for sale. The Company continues to consolidate TeamTalk and has not reclassified this investment as an asset held for sale. The Company's investment in, and advances to, TeamTalk amounted to $15,103,000 as of June 30, 1997.

       INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  INVESTMENTS IN AFFILIATES

     The Company's investments in affiliates represent interests in various LWBs in several developing countries. These investments are accounted for under the equity or cost methods of accounting.

     EQUITY INVESTMENTS

     For those investments in companies in which the Company's voting interest is 20% to 50%, or for investments in companies in which the Company exerts significant influence through board representation and management authority even if its ownership is less than 20%, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share in losses of affiliates, limited to the extent of the Company's investment in and advances to affiliates, including any debt guarantees or other contractual funding commitments. All affiliated companies have fiscal years ended December 31. Investments in affiliated companies are as follows as of December 31, 1996 and June 30, 1997 (in thousands):

            INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1996

                                     MALAYSIA   INDONESIA     CHINA       PHILIPPINES     VARIOUS
                                     ---------  ---------     -------    ------------     --------
                                     SYARIKAT
                                      TELEFON                             UNIVERSAL
                                     WIRELESS    PT RAJASA      STAR     TELECOMMUN-
                                      (M) SDN    HAZANAH       DIGITEL    ICATIONS
                                        BHD      PERKASA       LIMITED   SERVICE, INC.    OTHER
Affiliated company                   ("STW")    ("RHP")       ("SDL")      ("UTS")      COMPANIES     TOTALS
                                     ---------  ---------     --------   ------------    ---------     -------

Percentage of ownership                    30%        28%          40%           19%     Various

Investments in affiliated
companies as of December 31, 1995      $20,241    $24,220      $ --           $   --      $  2,785     $47,246

Additional investment                    1,201      8,556       20,000          1,906       (1,658)     30,005

Amortization                               969      1,278          347             51          525       3,170
Losses (gains)                           3,563      3,468        1,000            (20)         602       8,613
                                     ---------  ---------     --------   ------------    ---------     -------
Equity in losses of affiliates           4,532      4,746        1,347             31        1,127      11,783
                                     ---------  ---------     --------   ------------    ---------     -------
Investments in affiliated
companies as of December 31, 1996      $16,910    $28,030      $18,653         $1,875     $  --        $65,468
                                     ---------  ---------     --------   ------------    ---------     -------
                                     ---------  ---------     --------   ------------    ---------     -------
Portion of investment
exceeding the Company's
share of the underlying
historical net assets as of
December 31, 1996                      $15,852    $28,030      $10,653         $  882     $  --        $55,417
                                     ---------  ---------     --------   ------------    ---------     -------
                                     ---------  ---------     --------   ------------    ---------     -------
1997
                                      MALAYSIA  INDONESIA      CHINA      PHILIPPINES
                                      --------  ---------      --------   -----------
Affiliated company                      STW        RHP            SDL       UTS (1)       TOTALS
                                      --------  ---------      --------   -----------    ---------
Percentage of ownership                    30%        28%           40%           19%

Investments in affiliated
companies as of
December 31, 1996                      $16,910    $28,030       $18,653        $1,875      $65,468

Additional investment                   --           --           9,000        (1,662)       7,338

Amortization                               442        838           271            23        1,574
Losses                                   1,583      3,773         2,745           190        8,291
                                      --------  ---------      --------   -----------    ---------
Equity in losses of affiliates           2,025      4,611         3,016           213        9,865
                                      --------  ---------      --------   -----------    ---------
Investments in affiliated
companies as of June 30, 1997          $14,885    $23,419       $24,637       $  --        $62,941
                                      --------  ---------      --------   -----------    ---------
                                      --------  ---------      --------   -----------    ---------
Portion of investment exceeding
the Company's share of the
underlying historical net assets
as of June 30, 1997                    $14,885    $23,419        $19,382        $859       $58,545
                                      --------  ---------      --------   -----------    ---------
                                      --------  ---------      --------   -----------    ---------

__________________________________

(1) During 1997, the Company decided to offer UTS for sale and has reclassified this investment as a current asset (see Note 4).

       INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On September 23, 1996, the Company entered into a subscription agreement (the "Subscription Agreement") between Star Telecom Holding Limited ("STHL"), the Company's partner in STOL, and SDL to purchase a 40% interest in SDL. Under the Subscription Agreement, the Company invested $20,000,000 during 1996. The Company, including the Designated Assignee of IWC, IWC China Limited, amended the Subscription Agreement, dated as of September 23, 1996, among SDL and STHL. The Amendment to Subscription Agreement and Waiver, dated as of June 18, 1997, ("Amendment and Waiver") modified certain provisions in the Subscription Agreement, including waiving the fulfillment of the conditions precedent to its obligations to enter into and complete a second subscription of SDL shares for an aggregate subscription price of $19,000,000 and pay and deliver to STHL the second $9,000,000 premium on June 18, 1997. The Company funded the $9,000,000 premium on June 18, 1997.

     Financial information for affiliated companies accounted for under the equity method of accounting is as follows (in thousands):

                                    AS OF AND FOR THE YEAR ENDED
                                          DECEMBER 31, 1996
                                   ----------------------------------
                                    STW          RHP           SDL
                                   --------   --------      ---------
     Current assets                $    820   $  13,354     $  11,215
     Noncurrent assets               41,686      64,556        55,617
     Current liabilities              6,909      23,341        12,460
     Noncurrent liabilities          33,526      63,834        47,817
     Net revenues                     1,858      10,268           436
     Net loss                       (11,873)    (12,072)       (2,618)


                                    AS OF AND FOR THE SIX MONTHS ENDED
                                              JUNE 30, 1997
                                   ----------------------------------
                                    STW           RHP         SDL
                                 (UNAUDITED) (UNAUDITED)  (UNAUDITED)
                                 ----------- -----------  -----------

     Current assets                $  8,285    $  25,827   $  16,289
     Noncurrent assets               36,995       75,979      95,508
     Current liabilities              7,274       56,710      25,205
     Noncurrent liabilities          36,707       60,525      65,648
     Net revenues                     1,439        7,895         642
     Net loss                        (5,277)     (13,398)     (6,869)


     COST INVESTMENTS

     The Company uses the cost method of accounting for two other investments as of June 30, 1997. These are RPG Paging Services Limited ("RPSL") and Telecomunicaciones Globales, S.A. de C.V. ("Global Telecom"). The Company owns its holding in RPSL indirectly through its interest in STOL. STOL purchased an additional 9% of RPSL in January 1997 for $2,100,000 which increased the Company's indirect interest from 7% to 13.3%. The
     Company acquired its interest in Global Telecom, a Mexican long distance company in January 1997 for $62,000. The Company considers the RPSL and Global Telecom investments to be long-term in nature and are not held for trading purposes. As of June 30, 1997, the Company's ownership interests in these entities were 13.3% and 1.56%, respectively.

       INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The following represents the Company's carrying value of these cost investments (in thousands):


                                DECEMBER 31,    JUNE 30,
                                    1996          1997
                                ------------    --------
     Mobilkom                   $  1,500       $  --
     RPSL                          1,426         3,526
     Global Telecom                   --            62
                                ------------    --------
                                $  2,926       $ 3,588
                                ------------    --------
                                ------------    --------

     During 1997, the Company reclassified Mobilkom as an investment in affiliates held for sale (see Note 4).

     PRO FORMA SUMMARY

     The following pro forma summary combines the consolidated results of operations of the Company as if (i) TeamTalk had been a wholly owned consolidated subsidiary as of January 1, 1996, (ii) ownership in RHP had been 28.3% as of January 1, 1996, (iii) the acquisition of STOL had occurred as of January 1, 1996, (iv) the acquisition of SDL had occurred as of January 1, 1996 and (v) the acquisition of Protelsa had occurred as of January 1, 1996. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company had acquired the entities as of January 1, 1996.

     Unaudited pro forma consolidated results of operations for the various acquisitions as described above are as follows (in thousands):


                                  SIX MONTHS ENDED
                                     JUNE 30,
                                 -------------------
                                  1996        1997
                                --------    --------
     Revenues                   $    481    $  1,017
     Net loss                    (14,439)    (29,816)


(6)  NOTES RECEIVABLE FROM AFFILIATES

     In March 1997, the Company loaned $3,500,000 to SDL. This loan, which is evidenced by a promissory note, accrues interest at 9% per annum and is due upon written demand by the Company. The Company anticipates repayment within the next 12 months.

     In June 1997, STOL loaned $1,500,000 to SDL. This loan accrues interest at 8.75% per annum and is due upon written demand by STOL. The Company anticipates repayment within the next 12 months.

(7)  NOTES RECEIVABLE

     In March 1997, the Company loaned $500,000 to an unrelated third party. This loan, which has a one year term, accrues interest at the rate of 15% per annum and is guaranteed by another unrelated third party. At the sole discretion of the Company, the loan may be converted at any time during its one year term into 51% of the outstanding capital stock of Nexbeep S.A., formerly named Clasbeep S.A., an Ecuadorian paging corporation that is wholly owned by the borrower.

     In April 1997, the Company collected $900,000 on a loan the Company had extended to a co-shareholder of Mobilcom Mexico. The balance of the loan, which is in the form of a promissory note, plus accrued interest, was repaid in July 1997 (see Note 12).

       INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)  LICENSE DEPOSIT

     In August 1996, STOL and the Company deposited $3,005,000 and $2,250,000, respectively, for a 30% equity interest in a Taiwan paging project. In early February 1997, it was announced that the respective bid applications were unsuccessful and the Company reclassified the deposits as a current asset. In June 1997, STOL received a refund of $1,669,000 of its deposit, net of its pro rata share of application expenses of $347,000.
     The remaining balance of $989,000 has been classified on the accompanying balance sheet as other current assets and was received by STOL in July 1997. In June 1997, the Company received a refund of $1,029,000, net of its pro rata share of application expenses of $220,000. The remaining balance of $1,001,000 has been classified on the accompanying balance sheet as other current assets and was received by the Company in August 1997.

     In June 1996, the Company deposited $3,042,000 for a 20% interest in a consortium pursuing ECTR licenses in Taiwan. The consortium was successful in winning four of twelve license applications. The Company is awaiting a refund of $1,977,000, which represents its pro rata portion of the deposit applied to the unsuccessful applications, net of the Company's pro rata share of application expenses of $61,000. This amount has been classified on the accompanying balance sheet as other current assets. The remaining deposit of $1,004,000 will represent the Company's initial capital contribution to the ECTR venture to be formed.

(9)  REDEEMABLE CONVERTIBLE PREFERRED STOCK AND RETAINED DEFICIT

     On May 5, 1997, the Company entered into an agreement with Vanguard Cellular Financial Corp. (together with its wholly owned subsidiary, Vanguard Cellular Operating Corp., "Vanguard"), pursuant to which Vanguard surrendered then-outstanding warrants to purchase 323,880 shares of Series C Preferred Stock, 416,720 shares of Series D Preferred Stock and 64,120 shares of Series F Preferred Stock in exchange for the issuance by the Company of a warrant to acquire 249,970 shares of Common Stock at a purchase price of $0.25 per share and a second warrant to purchase 554,750 shares of Common Stock at an exercise price of $9.375 per share. This second warrant was subsequently surrendered by Vanguard in exchange for the issuance to certain officers and employees of Vanguard of an option to purchase 53,330 shares of Common Stock at an exercise price of $9.375 per share under International Wireless Communications Holdings, Inc. 1996 Stock Option/Stock Issuance Plan (the "1996 SO/SIP") and options to purchase an aggregate of 501,420 shares of Common Stock at a purchase price of $9.375 per share outside the 1996 SO/SIP. (The foregoing transaction is hereinafter referred to as the "Vanguard Warrant/Option Exchange.") Such transaction and the issuance of such options and warrants by the Company were approved by the Board of Directors of the Company on February 28, 1997, and by the stockholders of the Company on May 5, 1997. The Company recognized an expense of $2.3 million from the first warrant based on the difference between its fair value and the $0.25 exercise price of each share.

     On or prior to June 12, 1997 holders of warrants to purchase an aggregate of 28,800 shares of Series D Preferred Stock exercised such warrants pursuant to the cashless "net-exercise" provisions thereof. Upon such exercises, such warrantholders received an aggregate of 8,676 shares of Series D Preferred Stock.

     The holders of the Warrants issued in connection with the Debt Offering were initially entitled to purchase 11.638 shares of Common Stock per Warrant, representing in the aggregate approximately 10.0% of the outstanding stock of the Company on a fully-diluted basis as of August 15, 1996. Because the Company did not complete a qualifying initial public offering of Common Stock in which the Company raised at least $50 million in net cash proceeds on or prior to May 15, 1997, pursuant to the terms of the Warrants, on May 15, 1997, each unexercised Warrant entitled the holder thereof to purchase an additional 2.645 shares of Common Stock or an aggregate of 14.283 shares of Common Stock.

       INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10) STOCK OPTION/STOCK ISSUANCE PLAN

     On May 5, 1997, the stockholders of the Company approved an amendment to the 1996 SO/SIP increasing the aggregate number of shares of Common Stock available for issuance over the term of the plan by 411,526 shares to a total of 2,811,526 shares. Such amendment was approved by the Board of Directors of the Company on February 28, 1997.

     On May 5, 1997, the Option Committee of the Board of Directors of the Company granted options to purchase an aggregate of 342,000 shares of Common Stock at an exercise price of $9.375 per share under the 1996 SO/SIP to certain officers and service providers of the Company.
     Also on May 5, 1997, as part of the Vanguard Warrant/Option Exchange, the Company issued an option to purchase 53,330 shares at an exercise price of $9.375 per share under the 1996 SO/SIP to a director of the Company.

     On May 15, 1997, the Company issued and sold 180,000 shares of Common Stock to a former officer of the Company for an aggregate purchase price of $45,000 upon the exercise by such officer of an option to purchase such shares granted under the 1996 SO/SIP.

(11) COMMITMENTS AND CONTINGENCIES

     CAPITAL CONTRIBUTIONS

     In order to protect IWC's investments in affiliates from ownership dilution, IWC anticipates making additional capital contributions to the LWBs as approved.

     GUARANTEE OF DEBT OF EQUITY INVESTEE

     In connection with a Malaysian Ringgit 91,000,000 (approximately
     $36.1 million as translated using effective exchange rates at June 30,
     1997) senior credit facility through a syndicate of Malaysian banks obtained by the Company's 30% equity investee, STW, the Company along with other STW shareholders, executed a financial "keep well" covenant pursuant to which they have agreed (i) to ensure that STW will remain solvent and be able to meet its financial liabilities when due and (ii) to ensure that the project is completed in a timely manner and to make additional debt and equity as and investments in STW, as necessary to meet cost overruns. The loan is repayable by STW in eleven semi-annual installments beginning October 8, 1997. The Company and other STW shareholders have separately executed an agreement, whereby each shareholder has agreed to share in the liability on a pro rata basis in relation to their interest in STW. In the event that the bank were to seek repayment from the STW shareholders and the other shareholders were unable to honor their pro rata share in the liability, the Company might be liable for the full amount of the outstanding amount of the loan. As of June 30, 1997, this credit facility was fully drawn down.

     The Company does not believe it is practicable to estimate the fair value of the guarantee and does not believe exposure to loss is likely. Accordingly, no provision has been made in the accompanying consolidated financial statements.

     The Company, indirectly through its affiliate, New Zealand Wireless, owns 15% of Mobilkom. Mobilkom expects to fund the continued buildout of its network and the acquisition of subscriber terminals primarily through a seven-year $50 million revolving/reducing credit facility which it has obtained from a syndicate of Thai banks. Borrowings under the credit facility bear interest at a floating rate based on LIBOR and are secured by substantially all of Mobilkom's assets and a pledge of all the capital stock held by the Company and Mobilkom's other shareholders. Another Mobilkom shareholder has guaranteed borrowings of up to $25 million under the credit facility. As of June 30, 1997, borrowings of approximately $22,637,000 were outstanding under this facility.

     The Company indirectly owns a 19.8% equity interest in Mobisel, a provider of cellular services in Indonesia through its 28.3% ownership in RHP. Mobisel has obtained a six-year $60 million credit facility from Nissho Iwai International (Singapore) Pte. Ltd. ("Nissho Iwai") to finance the construction of its network. Borrowings under the

       INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     credit facility bear interest at a floating rate based on LIBOR and are secured by all of Mobisel's assets and a pledge of all the capital stock held by RHP and Mobisel's other shareholders. RHP has also guaranteed the credit facility. As of June 30, 1997, this credit facility was fully drawn down.

     The Company, indirectly through its wholly owned subsidiary, IWC China Limited, owns a 40% equity interest in SDL. The Company, including the Designated Assignee of IWC, IWC China Limited, amended the Subscription Agreement, dated as of September 23, 1996, among SDL and STHL. The Amendment and Waiver modified certain provisions in the SDL Subscription Agreement, including waiving the fulfillment of the conditions precedent to its obligations to enter into and complete a second subscription of SDL shares for an aggregate subscription price of $19,000,000. Pursuant to the Amendment and Waiver, IWC China Limited is required to fund the second subscription of SDL shares no later than June 17, 1998.

(12) SUBSEQUENT EVENTS

     In July 1997, the Company, STOL and STHL entered into an agreement with a third party providing for the issuance and sale to such third party of new shares equivalent to up to a 20% equity interest in STOL subject to the achievement by STOL of certain performance milestones. As of August 1, 1997, no new shares in STOL had been issued to such third party.

     In July 1997, the Company collected the remainder of the note receivable, including accrued interest in the amount of $608,000 from its former co-shareholder in Mobilcom Mexico.

     In July 1997, International Wireless Communications Limited ("IWCL"), a wholly owned indirect subsidiary of the Company, entered into various agreements relating to the purchase by IWCL of a 26% indirect equity interest in Pakistan Mobile Communications (Pvt) Ltd. ("PMCL"), a Pakistan cellular operating company, from Motorola International Development Corporation ("MIDC") and Continental Communications Limited ("CCL"), two current shareholders of PMCL, for an aggregate purchase price of $28.6 million to be paid in a combination of cash and shares of the Company's Common Stock (the "PMCL Purchase"). The Company anticipates that Vanguard will co-invest with IWCL in the PMCL Purchase by purchasing from MIDC and CCL an approximately 6% indirect equity interest in PMCL, thereby reducing the indirect equity interest IWCL purchases from MIDC and CCL to approximately 20%.

     Pursuant to the terms of the agreements entered into in connection with the PMCL Purchase, the PMCL Purchase will be consummated on or after August 13, 1997, subject to the satisfaction of certain closing conditions. The Company is currently negotiating a bridge financing facility with Toronto Dominion Investments, Inc. and Vanguard Cellular Financial Corp. and has received written commitments from certain other shareholders of the Company to provide an aggregate of $29 million in exchangeable bridge loans to the Company and to an indirect wholly owned subsidiary of the Company in order to finance the purchase of an interest in PMCL, meet certain funding requirements of PMCL and for general corporate purposes of the Company (the "Pakistan Bridge Facility"). The closing of the Pakistan Bridge Facility is subject to various conditions precedent, including receipt of requisite approvals from the Board of Directors and stockholders of the Company and the satisfaction of all conditions precedent (other than funding of purchase price) to the closing of the PMCL Purchase. There can be no assurance that such conditions precedent shall be satisfied or waived on or after August 13, 1997, or that the PMCL Purchase or the Pakistan Bridge Facility will be consummated as currently anticipated or at all.

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

OVERVIEW

The Company develops, owns and operates LWBs in emerging markets in Asia and Latin America. These LWBs provide a variety of communication services, including cellular, WLL, ECTR and paging. Together with its strategic partners, the Company has interests in LWBs in Brazil, China, India, Indonesia, Malaysia, New Zealand, Pakistan, Peru, and the Philippines.

The Company has recently undertaken a realignment of its investment strategy and has initiated the redistribution of its resources away from its smaller ECTR investments to its larger cellular and WLL investments. As part of this realignment, in June 1997, the Company sold its 1.56% equity interest in Mobilcom Mexico to an affiliate of a co-shareholder in Mobilcom Mexico for $3.2 million. In addition, the Company proposes to sell all or a portion of its interests in TeamTalk, Mobilkom and UTS. The Company anticipates that the sale of these three investments will occur within the next 12 months. However, in part because there exists no public market for the Company's ownership interests in these LWBs, there can be no assurance that any of these LWBs will be sold upon terms acceptable to the Company within such time period or at all.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1997

    For the three month period ended June 30, 1996, the Company's net loss was $5.5 million compared to $17.4 million for the corresponding period in 1997, an increase of 214%. This increase was due primarily to higher selling, general and administrative expenses, an increase in interest expense and increases in equity in losses of affiliates, as more fully described below. In addition, the Company recognized an expense of $2.3 million pursuant to the Vanguard Warrant/Option Exchange. The net loss was partially offset by the gain on sale of an investment held for sale.

    For the three month period ended June 30, 1996, the Company's selling, general and administrative expenses were $4.1 million as compared to $9.5 million for the corresponding period in 1997. This increase was primarily due to an increase in the selling, general and administrative expenses associated with the Company's consolidation of the SRC operations. SRC's selling, general and administrative costs increased from $666,000 for the three months ended June 30, 1996 to $1.8 million for the corresponding period in 1997, an increase of 167%, as the Brazilian ECTR venture expanded its coverage area and network operations. In addition, the Company's selling, general and administrative expenses were affected by the consolidated results of the Company's four developmental stage subsidiaries as their selling, general and administrative expenses increased from $56,000 for the three month period ended June 30, 1996 to $1.3 million for the corresponding period in 1997 as these entities continued to develop their network operations and commence the deployment of their wireless operations.

    For the three month period ended June 30, 1996, the equity in losses of affiliates was $1.6 million compared to $5.2 million for the corresponding period in 1997, an increase of 231%. For the three month period ended June 30, 1996, the equity in losses in affiliates was attributable to $1.0 million of operating losses and $520,000 of expense relating to the amortization of telecommunication licenses. For the corresponding period in 1997, the equity in losses of affiliates was attributable to $4.5 million of operating losses and $732,000 of expense relating to the amortization of telecommunication licenses.

    The Company's equity in losses of affiliates attributable to RHP was $274,000 for the three month period ended June 30, 1996 as compared to $2.9 million for the corresponding period in 1997. Mobisel continued to expand its operations and build out its nationwide cellular network. During this expansion phase, Mobisel's gross profit temporarily declined due primarily to greater pulse sharing and airtime costs and an increase in depreciation expense due to the Phase I build-out of Mobisel's nationwide cellular network. In addition, as part of its expansion effort, Mobisel experienced growth in its selling, general and administrative expense base in order to meet the anticipated growth in its operations. Also, interest expense increased for the three month period ended June 30, 1997.

     The Company's equity in losses of affiliates attributable to SDL for the three month period ended June 30, 1997 was $1.1 million, including expense attributable to the amortization of telecommunication licenses of $80,000.

    For the three month period ended June 30, 1996 the Company's interest expense was $82,000 as compared to $4.5 million for the corresponding period in 1997. The increase in interest expense was primarily due to interest expense associated with the Debt Offering.

    The Company's other income and expense improved from an expense of $14,000 for the three month period ended June 30, 1996 to other income of $1.1 million for the corresponding period in 1997. This increase resulted from the gain on sale of the Company's investment in Mobilcom Mexico in June 1997.

   SIX MONTHS ENDED JUNE 30, 1996 AND 1997

   The Company's net loss increased from $9.1 million for the six month period ended June 30, 1996 to $31.9 million for the corresponding period in 1997, an increase of 249%. This increase was due primarily to an increase in interest expense, higher selling, general and administrative expenses and increases in equity losses of affiliates, as more fully described below. In addition, the Company recognized an expense of $2.3 million pursuant to the Vanguard Warrant/Option Exchange. The net loss was partially offset by the gain on sale of an investment held for sale.

   The Company's operating revenue increased from $183,000 for the six month period ended June 30, 1996 to $1.0 million for the corresponding period in 1997, an increase of 456%. The operating revenue, was offset by an increase in the cost of revenues from $180,000 for the six month period ended June 30, 1996 to $1.2 million for the corresponding period in 1997, an increase of 593% as the company's wholly owned subsidiary, TeamTalk, continued to expand its ECTR operations. The Company anticipates that operating revenues and costs of revenues will continue to increase as the Company's consolidated subsidiaries shift from the development of their networks to the provision of their wireless services.

   The Company's selling, general and administrative expenses increased from $6.4 million for the six month period ended June 30, 1996 to $15.7 million for the corresponding period in 1997, an increase of 148%. This increase was primarily due to an increase in selling, general and administrative expenses associated with the Company's two operational consolidated subsidiaries, TeamTalk and SRC as their selling, general and administrative expenses increased from $1.2 million for the six month period ended June 30, 1996 to $5.0 million for the corresponding period in 1997, an increase of 307%.
These two entities continued to develop their ECTR operations and expand their services resulting in the increase in selling, general and administrative expenses. The Company believes that the consolidated selling, general and administrative expenses of its operational subsidiaries will stabilize, as future growth of expenses increases consistent with the growth in its operating revenues. In addition, the Company's selling, general and administrative expenses were affected by the consolidated results of the Company's four developmental stage subsidiaries as their selling, general and administrative expenses increased from $54,000 for the six month period ended June 30, 1996 to $2.1 million for the corresponding period in 1997 as these entities continued to develop their network operations and commenced deployment of their wireless operations. In addition to the consolidated subsidiaries, the Company experienced continued growth in its own general and administrative expenses, including salaries and benefits expense, professional fees and all other general and administrative expenses as the Company increased its corporate and regional operations to meet the needs of the local wireless businesses. The Company's own general and administrative expenses increased from $5.0 million for the six months ended June 30, 1996 to $8.6 million for the corresponding period in 1997, an increase of 71%.

   The Company's equity in losses of affiliates increased from $3.0 million for the six month period ended June 30, 1996 to $9.9 million for the corresponding period in 1997, an increase of 230%. For the six month period ended June 30, 1996, the equity in losses of affiliates was attributable to $1.9 million of operating losses and $1.0 million of expense relating to the amortization of telecommunication licenses. For the corresponding period in 1997, equity in losses of affiliates consisted of $8.3 million of operating losses and $1.6 million of expense relating to amortization of telecommunication licenses. The increase in the equity in losses of affiliates is attributable primarily to the increase in the underlying operating losses of RHP and SDL.

   The Company's equity in losses of affiliate attributable to RHP increased from $648,000 for the six month period ended June 30, 1996 to $4.6 million for the corresponding period in 1997 as RHP's 70% owned consolidated subsidiary, Mobisel, continued to expand its operations and build-out its nationwide cellular network. During this expansion phase, Mobisel's gross profit temporarily declined due primarily to greater pulse sharing and airtime costs and an increase in depreciation expense due to the Phase I build-out of Mobisel's nationwide cellular network. In addition, as part of its expansion effort, Mobisel experienced growth in its selling, general and administrative expense base in order to meet the anticipated growth in its operations. Interest expense increased for the six month period ended June 30, 1997 as Mobisel had fully drawn down the $60.0 million construction facility, arranged in October 1996, to finance the construction of its nationwide network. As part of this expansion effort, Mobisel entered into and utilized the majority of a syndicated short-term notes facility arranged in January 1997. These funds enabled Mobisel to continue the build-out of its nationwide cellular network, and were utilized for general corporate purposes.

   The Company's equity in losses of affiliates attributable to its 40% interest in SDL, which the Company acquired in November 1996, was $3.0 million for the six month period ended June 30, 1997, including the Company's amortization of telecommunication license expense attributable to SDL of $271,000 for the six month period ended June 30, 1997. SDL operating losses are anticipated to increase throughout the foreseeable future as SDL continues to expand its regional operations in the Peoples Republic of China.

   The Company's interest income increased from $424,000 for the six month period ended June 30, 1996 to $1.1 million for the corresponding period in 1997, an increase of 160%. This increase was due primarily to interest earned on the proceeds from the Debt Offering in August 1996, which were invested in short-term interest-bearing securities.

    The Company's interest expense increased from $201,000 for the six month period ended June 30, 1996 to $8.8 million for the corresponding period in 1997. The increase in interest expense was primarily due to interest expense associated with the Debt Offering.

   The Company's other income and expense improved from an expense of $13,000 for the six month period ended June 30, 1996 to other income of $1.1 million for the corresponding period in 1997. This increase resulted from the gain on sale of the Company's investment in Mobilcom Mexico in June 1997.

LIQUIDITY AND CAPITAL RESOURCES

   To date, the Company has funded its cash requirements primarily through the use of the net proceeds of a series of Preferred Stock private placements, bridge loans and the Debt Offering. The bridge loans have generally been converted into Preferred Stock. The proceeds from these financings were mainly used to fund the Company's investments in operating companies and developmental stage projects, to provide working capital and for general corporate purposes, including the expenses incurred in seeking and evaluating new investment opportunities. As of December 31, 1996 and June 30, 1997, the Company had cash and cash equivalents balances of $41.6 million and $14.6 million, respectively.

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

   The Company believes that its existing cash balance is sufficient to meet its minimum operating and contractual obligations through the end of fiscal 1997. However, the Company will require additional financing prior to December 31, 1997 to meet its business objective of participating in additional equity rounds of financing on the operating company and developmental stage project level to finance the expansion of the operations of such operating companies and developmental stage projects. There can be no assurance that such additional financing will be available to the Company on acceptable terms when required by the Company or at all. The Company's inability to obtain such additional financing on acceptable terms would have a material adverse effect on the Company. In addition, the Company intends to pursue additional investment opportunities for wireless communications projects and will require additional sources of financing in order to pursue those investments. However, there can be no assurance that such additional financing will be available on favorable terms or at all. See "--Additional Factors That May Affect Future Results--Company Level Risks--Negative Operating Cash Flow; Dependence on Additional Financing; No Commitments for Additional Financing."

   The Company is currently negotiating the Pakistan Bridge Facility with Toronto Dominion Investments, Inc. and Vanguard Cellular Financial Corp. and has received written commitments from these and certain other stockholders of the Company for an aggregate of $29 million in exchangeable bridge loans as part of the Pakistan Bridge Facility. The Pakistan Bridge Facility is structured as a two-tier facility, with $7 million proposed to be loaned to IWC Holdings for general corporate and other purposes and $22 million proposed to be loaned to Pakistan Wireless Holdings Limited ("PWH"), a newly formed indirect wholly owned subsidiary of the Company, for the specific purpose of financing the cash portion of the purchase price of the Company's investment in PMCL and the Company's pro rata share of shareholder capital calls and shareholder loans required to finance the operations of PMCL. The closing of the Pakistan Bridge Facility is subject to various conditions precedent, including receipt of requisite approvals from the Board of Directors and stockholders of the Company and the satisfaction of all conditions precedent (other than funding of purchase price) to the closing of the PMCL Purchase. There can be no assurance that such conditions precedent shall be satisfied or waived or that the PMCL Purchase or the Pakistan Bridge Facility will be consummated as currently contemplated or at all. Further, the Pakistan Bridge Facility, as currently contemplated, contains significant restrictions on the Company's ability to raise additional debt or equity financing until all amounts outstanding under the Pakistan Bridge Facility are repaid in full.

   The Company has recently undertaken a realignment of its investment strategy and has initiated the redistribution of its resources away from its smaller ECTR investments to its larger cellular and WLL investments. As part of this realignment and in order to raise additional capital, the Company proposes to sell all or a portion of its interests in TeamTalk, Mobilkom and UTS. The Company anticipates that the sale of these three investments will occur within the next 12 months. However, in part because there exists no public market for the Company's ownership interests in these investments, there can be no assurance that any of these investments will be sold upon terms acceptable to the Company within such time period or at all.


   At the project level, IWC and its partners typically fund initial project investments using capital contributions either in the form of equity or shareholder loans. When projects become operational, IWC seeks to fund ongoing development of the project using third-party financing, preferably on a non-recourse basis to the Company.

   Mobilkom, IWC's national ECTR operating company in Indonesia, arranged a $50.0 million credit facility through a syndicate of Thai banks. This facility is secured by all of the assets and capital stock of Mobilkom, and $25.0 million of the facility has been guaranteed by Jasmine International Public Company Limited ("Jasmine"), a 56.25% owner of Mobilkom. As of June 30, 1997, approximately $22.6 million was outstanding under this facility. The Company anticipates that the current $50.0 million facility will be sufficient for Mobilkom to meet all of its currently anticipated expenditures through 1997. Borrowings outstanding under this credit facility must be repaid in 16 quarterly installments commencing in 2000.

   Mobisel, IWC's national cellular operating company in Indonesia, in which the Company held an indirect 19.8% interest as of June 30, 1997 through IWC's investment in RHP, has obtained a $60.0 million credit facility from Nissho Iwai. This facility is secured by all of Mobisel's assets and a pledge of all of the capital stock of Mobisel held by RHP, which has also guaranteed the credit facility. The use of borrowings under the credit facility with Nissho Iwai is limited to expenditures necessary for the implementation and construction of Mobisel's network. Borrowings outstanding under this credit facility must be repaid in six equal semi-annual installments beginning in late 1998. As part of this initiative and to meet its short term needs Mobisel will require substantial additional financing to complete its planned capital expenditures through 1997 and for other purposes. Accordingly, Mobisel has commenced discussions with a number of potential financing sources in order to obtain additional financing. Mobisel entered into a syndicated short-term notes facility agreement in January 1997 with PT Bank Umum Servitia, as arranger, whereby the banks agreed to purchase Indonesian Rupiah("Rp")60,000,000,000 of short-term notes and interest notes of Rp15,000,000,000 (in aggregate approximately $30.8 million as at June 30, 1997). These short-term notes would have repayment priority to the existing loans outstanding. Mobisel is continuing to pursue various other long-term financing solutions to enable it to meet its business plan objectives.

   STW, IWC's national WLL operating company in Malaysia, has arranged a Malaysian Ringgit 91.0 million (approximately $36.1 million as of June 30,
1997) credit facility through a syndicate of Malaysian banks. This facility is secured by substantially all of STW's assets and a pledge of all of the capital stock of STW held by IWC and STW's other shareholders, and has been guaranteed by Shubila Holding Sdn Bhd, the 60% owner of STW, and certain officers of STW (including a former officer of IWC). In addition, STW has agreed to assign to and deposit with the banks all of its cash, including revenues, loan drawings and shareholder advances. In addition to pledging their capital stock in STW, IWC and the other STW shareholders have entered into a "keep well" covenant pursuant to which they have agreed (i) to insure that STW remains solvent and able to meet its financial liabilities when due, and (ii) to insure the timely completion of its WLL project and to make additional debt or equity investments in STW necessary to meet any cost overruns. The Company and other STW shareholders have also separately executed an agreement, whereby each shareholder has agreed to share in the liability on a pro rata basis in relation to their interest in STW. In the event that the banks were to seek repayment from the STW shareholders and the other shareholders were unable to honor their pro rata share of the liability, the Company might be liable for the full amount of the outstanding amount of the loan. Borrowings outstanding under this credit facility must be repaid in eleven semi-annual installments beginning October 8, 1997.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

   THE COMPANY OPERATES IN A RAPIDLY CHANGING ENVIRONMENT THAT INVOLVES A NUMBER OF RISKS, SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL. THE FOLLOWING DISCUSSION HIGHLIGHTS SOME OF THESE RISKS. THESE RISKS SHOULD BE READ IN CONJUNCTION WITH THE "RISK FACTORS" SECTION INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, AS FILED WITH THE COMMISSION ON APRIL 15, 1997.

COMPANY LEVEL RISKS

CONTINUING LOSSES; LIMITED OPERATING HISTORY

The Company has incurred net losses since its inception and had an accumulated stockholders' deficit of approximately $53.4 million as of June 30, 1997. The Company anticipates that its net losses will increase significantly in the foreseeable future, and there can be no assurance as to whether or when the Company's operations will become profitable. See "--Results of Operations." The Company has a limited operating history. Since its inception in January 1992, the Company's activities have been concentrated primarily in the early stage development of its wireless projects, including the selection of local partners, the formation of operating companies and the pursuit of operating licenses.

NEGATIVE OPERATING CASH FLOW; DEPENDENCE ON ADDITIONAL FINANCING; NO COMMITMENTS FOR ADDITIONAL FINANCING

   The Company used cash in operations and investing activities of $73.2 million for the year ended December 31, 1996, and $26.6 million for the six months ended June 30, 1997, and expects such negative cash flows to continue and likely increase in the foreseeable future. Because of such negative cash flow and negative working capital and the capital intensive nature of the Company's business, the Company will require continuing sources of outside debt and equity financing to fund its working capital needs, investments and other cash requirements.

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

SUBSTANTIAL LEVERAGE

   The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' equity, including its redeemable convertible Preferred Stock. As of June 30, 1997, the Company's long term debt was $83.6 million, and its stockholders' deficit and redeemable convertible Preferred Stock was $50.8 million. The high level of the Company's indebtedness will have important consequences, including (i) limitations on the Company's ability to obtain additional debt financing in the future and (ii) limitations on the Company's flexibility in reacting to changes in the industry and economic conditions generally. In addition, most of the existing operating companies and developmental stage projects will not be subject to any limitations restricting the incurrence of additional indebtedness, and, to the extent that the Company is successful in its strategy of obtaining additional financing at the operating company or developmental stage project level, the amount of such indebtedness could increase substantially, which may have consequences similar to those described in clauses (i) and (ii) above with respect to the Company.

RISK OF INABILITY TO REPAY NOTES AT MATURITY

   The Company has had net losses and has generated negative cash flow from operations since inception. Further, as discussed below under "--Holding Company Structure; Limitations on Access to Cash Flow of Operating Companies," the Company does not expect that it will generate positive cash flow through dividends or other distributions from its operating companies for the foreseeable future. Accordingly, the Company's ability to repay the Notes and any other indebtedness which it may incur from time to time at maturity will be dependent on developing one or more sources of financing prior to the maturity of such indebtedness. The Company may, among other things, (i) seek to refinance all or a portion of such indebtedness at maturity through sales of additional debt or equity securities of the Company or other borrowings, (ii) seek to sell all or a portion of its interests in one or more of its operating companies or developmental stage projects (subject to the restrictions described below under "--Company Level Risks--Restrictions on Transfer of Ownership Interests") or (iii) negotiate with its financial and strategic partners to permit the cash, if any, produced by the operating companies to be distributed to equity holders. There can be no assurance that (i) the Company will be able to obtain debt or equity refinancing on acceptable terms, or at all, in the future, (ii) the Company will be able to sell assets in a timely manner or on commercially acceptable terms or in an amount that will be sufficient to repay its indebtedness when due, (iii) the Company will be able to obtain the consents and approvals required in order to sell its interests in, or to receive dividends from, its operating companies or developmental stage projects or
(iv) that the operating companies or developmental stage projects will in fact generate positive cash flow or that any such cash flow will be distributed to equity holders (particularly since the Company expects that its operating companies will generally reinvest all of their cash flow in development opportunities for the foreseeable future). In addition, a default under the Notes or such other indebtedness as the Company may incur in the future, for example, could in turn permit lenders under STW's Malaysian Ringgit 91 million (approximately $36.1 million as translated using effective exchange rates at June 30, 1997) senior credit facility, and possibly under other debt instruments of the operating companies, to declare borrowings outstanding thereunder to be due and payable pursuant to cross-default clauses, permitting the lenders under such debt instruments to proceed against any collateral pledged as security therefor. Any failure by the Company to repay the Notes when due would have a material adverse effect on the Company.

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

RISKS INHERENT IN GROWTH STRATEGY

   The Company has grown rapidly since inception, and as of June 30, 1997, had operating companies or developmental stage projects in 13 foreign countries. Subject to the availability of additional financing, the Company anticipates that it will make additional investments in wireless projects in other foreign countries and is actively seeking and evaluating new investment opportunities in foreign countries where it currently has operating companies or developmental stage projects. This strategy presents the risks inherent in assessing the value, strengths and weaknesses of development opportunities, in evaluating the costs and uncertain returns of building and expanding the facilities for operating systems and in integrating and managing the operations of additional operating systems. The Company's growth strategy will place significant demands on the Company's operational, financial and marketing resources and on its management. Any failure to manage the Company effectively could have a material adverse effect on the Company.

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

CONTROL OF THE COMPANY

   At June 30, 1997, Vanguard beneficially owned approximately 27.4% of the Company's equity. Vanguard has provided and continues to provide a number of services to the Company relating to the formation, development and operation of wireless communications services, including identification and evaluation of wireless communications opportunities, review of business and technical plans and assistance in training operating company personnel. Vanguard has the right to elect three directors to the Company's Board of Directors and currently has three representatives on such Board, including Haynes G. Griffin, Chairman of the Board of Directors. As a result, Vanguard may have the ability to effectively control the Company and direct its business and affairs.

CONFLICTS OF INTEREST

   Vanguard is not precluded from competing with the Company by itself or through affiliates by developing, owning and/or operating international wireless communications businesses, including businesses that use the same or similar technologies or provide the same services as the Company's existing and future operating companies. This is true even though the Company acquired substantially all of Vanguard's interests in certain of its international wireless projects in December 1995. Further, although many of the agreements governing the relationship between the Company and its local partners contain preemptive rights, rights of first refusal and/or rights of co-sale with respect to the sale of shares in the Company's joint ventures, Vanguard is not precluded from co-investing with the Company in such joint ventures. For example, in April 1997, Vanguard purchased a 7% equity interest in SDL directly from STHL, the Company's local partner in SDL. Also, it is currently anticipated that Vanguard will co-invest with the Company in PMCL and acquire a 6% indirect interest in PMCL.

   In addition, in May 1995, the Company and Vanguard consummated the Vanguard Warrant/Option Exchange, pursuant to which Vanguard surrendered warrants to purchase shares of Preferred Stock of the Company in exchange for the issuance of a warrant to purchase Common Stock of the Company at $0.25 per share issued to Vanguard and options to purchase Common Stock of the Company at $9.375 per share issued to various members of the management of Vanguard, including two individuals who currently serve as directors of the Company. The Company recognized an expense of $2.3 million in connection with the issuance of the warrant to Vanguard, which amount represents the difference between the fair value of the shares underlying such warrant and its $0.25 exercise price. Although the directors designated by Vanguard may abstain from voting on matters in which the interests of the Company and Vanguard are in conflict, they are not obligated to do so, and the Company has not adopted any formal policies or procedures designed to prevent actual conflicts of interest from occurring. As a result, the presence of potential or actual conflicts could affect the process or outcome of Board deliberations. There can be no assurance that such conflicts of interest will not materially adversely affect the Company.

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

PROJECT LEVEL RISKS

OPERATING LOSSES AND NEGATIVE CASH FLOW; DEPENDENCE ON ADDITIONAL
FINANCING/CAPITAL

   Most of the operating companies have generated operating losses and negative cash flow from operations, and the Company expects that most of its operating companies will continue to generate operating losses and negative cash flow from operations for the foreseeable future. The business of the operating companies and developmental stage projects, particularly WLL projects, is capital intensive and, in light of such anticipated negative cash flow from operations, will require continuing sources of outside financing to fund working capital needs, capital expenditures and other cash requirements. The Company's strategy is to seek such additional financing at the operating companies primarily from third parties and not from the Company or its partners. However, there can be no assurance that the operating companies and developmental stage projects will be able to obtain the financing required to make planned capital expenditures, provide working capital or meet other cash needs. Failure to obtain such financing could have a material adverse effect on the Company and, among other things, could result in the loss or revocation of licenses held by the operating companies or developmental stage projects or require that certain planned projects be delayed or abandoned. In particular, at June 30, 1997 a significant portion of the Company's investments had been made in three operating companies (namely STW, which is developing a national WLL system in Malaysia; Mobisel, which is developing a national cellular system in Indonesia; and SDL, which is developing various regional cellular systems in China), and each of these operating companies will be required to obtain substantial additional financing in order to complete planned capital expenditures.

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

EARLY STAGE OF DEVELOPMENT OF WIRELESS PROJECTS

   Most of the Company's wireless projects are in the early stages of development. Only the eight operating companies, Via 1, SDL, RPSL, Mobisel, Mobilkom, STW, TeamTalk and UTS, currently provide wireless communications services on a commercial basis, and many of these operating companies have only recently initiated such commercial service and have a limited number of subscribers. Although MOUs have been signed with local partners in the operating companies and developmental stage projects, in many cases definitive joint venture and shareholder agreements have not been prepared or signed, definitive legal entities have not been formed and/or required equity and debt financing has not been secured. Even where an MOU or definitive joint venture or shareholder agreement has been signed, there can be no assurance that the terms of the Company's participation in an operating company or developmental stage project will not be modified in a manner that is materially adverse to the Company, particularly because the Company usually holds a minority interest. The successful development and commercialization of these projects will depend on a number of significant financial, logistical, technical, marketing, legal and other factors, the outcome of which cannot be predicted. Virtually all of the operating companies are, and in the future will be, newly-formed entities that have a limited operating history and that operate at a loss for a substantial period of time. These operating companies will require significant amounts of additional financing to fund capital expenditures, working capital requirements and other cash needs, including the costs of obtaining additional licenses. In addition, there can be no assurance that these projects will not encounter engineering, design or other operational problems. For example, STW, the Company's Malaysian WLL operating company, has experienced significant delays in network deployment and its marketing plans primarily as a result of adverse effects on STW of an attempt during the first half of 1996 by the Malaysian government to consolidate the Malaysian telecommunications industry. See "--Risks Inherent in Foreign Investment." As a result, in late 1996, IWC and its principal strategic partner in STW extensively reviewed and revised STW's business plan and strategy. There can be no assurance that the Company can successfully develop any of its existing or planned developmental stage projects or that any of these projects or any of its operating companies will achieve commercial success. Further, the Company's current and anticipated ownership interests in the operating companies and developmental stage projects are subject to modification and may even be eliminated completely due to the occurrence of certain events such as the re-negotiation of existing MOUs and/or agreements, changes in foreign laws or regulations affecting foreign ownership, government expropriation, financing contingencies and other factors.
Likewise, the Company may voluntarily withdraw from one or more operating companies and/or developmental stage projects.

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

DEPENDENCE ON OTHER TELECOMMUNICATIONS PROVIDERS

   The success of the Company's wireless systems will in many cases depend upon services provided by other telecommunications providers, some of which are competitors of the Company, the operating companies and/or the developmental stage projects. For example, the Company's operating companies and developmental stage projects generally require interconnection agreements with national or regional telephone companies in order for its wireless systems to connect with land-line telephone systems, and may require the use of microwave or fiber optic networks belonging to other parties to link its wireless systems. Although a number of operating companies have entered into required interconnection and/or linking agreements or have interconnection and/or linking arrangements in place, the revocation, loss or modification of any of these existing agreements or arrangements or the failure to obtain necessary agreements and/or arrangements in the future could have a material adverse effect on the Company. Specifically, STW, the Company's Malaysian WLL project, has in the past had difficulties obtaining interconnect services from its interconnect provider, which is a competitor of STW, despite the existence of a formal interconnection agreement with such provider.

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

CONSTRUCTION RISKS

   The operating companies and developmental stage projects in which the Company invests typically require substantial construction of new wireless networks and additions to existing wireless networks. Construction activity will require the operating companies and developmental stage projects to obtain qualified subcontractors and necessary equipment on a timely basis, the availability of which varies significantly from country to country. Construction projects are subject to cost overruns and delays not within the control of the operating company or the developmental stage project or its subcontractors, such as those caused by acts of governmental entities, financing delays and catastrophic occurrences. Delays also can arise from design changes and material or equipment shortages or delays in delivery. Accordingly, there can be no assurance that the operating companies or developmental stage projects will be able to complete current or future construction projects for the amount budgeted or within the time periods projected, or at all. Failure to complete construction for the amount budgeted or on a timely basis could jeopardize subscriber contracts, franchises or licenses and could have a material adverse effect on the Company. In particular, telecommunications licenses often are granted on the condition that network construction be completed or commercial operations be commenced by a specified date. Failure to comply with these deadlines could result in the loss or revocation of the licenses. In that regard, certain operating companies have failed to meet such deadlines in the past. Specifically, UTS, which provides ECTR services in the Visayas and Mindanao regions of the Philippines, failed to comply with the service date requirement contained in its provisional authority but subsequently cured such failure and expects to receive a final operating authority from the Philippine government by the end of 1997. Similarly, in the Via 1 Project, because the Company and its proposed partners were unable to comply with operations commencement deadlines with respect to their licenses, they had to apply for, and have received, extensions of such deadlines. Although such failures have not to date led to the loss of any licenses, there can be no assurance that the relevant governmental authorities will not seek to revoke licenses as a result of these past defaults or refuse to grant deadline extensions to similar defaults occurring in the future, which could have a material adverse effect on the Company.

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

PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

SALES OF UNREGISTERED SECURITIES DURING THE THREE MONTHS ENDED JUNE 30, 1997

Between April 1997 and June 1997, the Company issued an aggregate of 8,676 shares of Series D Preferred Stock to certain holders of warrants to purchase Series D Preferred Stock upon the exercise of such warrants pursuant to the cashless "net exercise" provisions thereof.

On May 5, 1997, the Company issued options to purchase an aggregate of 342,000 shares of Common Stock at an exercise price of $9.375 per share under the 1996 SO/SIP to certain officers and service providers of the Company.

Also on May 5, 1997, as part of the Vanguard Warrant/Option Exchange, the Company issued to Vanguard, an affiliate of the Company, a warrant to acquire 249,970 shares of Common Stock at a purchase price of $0.25 per share and a second warrant to purchase 554,750 shares of Common Stock at an exercise price of $9.375 per share. This second warrant was subsequently surrendered by Vanguard in exchange for the issuance to certain officers and employees of Vanguard of an option to purchase 53,330 shares of Common Stock at an exercise price of $9.375 per share under the 1996 SO/SIP and options to purchase an aggregate of 501,420 shares of Common Stock at a purchase price of $9.375 per share outside the 1996 SO/SIP .

On May 15, 1997, the Company issued and sold 180,000 shares of Common Stock to a former officer of the Company for an aggregate purchase price of $45,000 pursuant to the exercise of an option to purchase such shares granted under the 1996 SO/SIP.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 5, 1997, holders of the requisite number of shares of the Company's capital stock approved the following matters by written consent in lieu of a meeting:

(a) The Vanguard Warrant/Option Exchange, including the issuance of warrants and options to purchase shares of the Company's Common Stock pursuant thereto;

(b) An amendment to the 1996 SO/SIP increasing by 411,526 the number of shares of Common Stock authorized for issuance pursuant to the 1996 SO/SIP, thereby increasing the total number of shares of Common Stock available for issuance over the term of the 1996 SO/SIP to 2,811,526 shares (the "Option Plan Increase");

(c) A waiver of certain anti-dilution and other rights under the Company's Amended and Restated Certificate of Incorporation in connection with the transactions effected as part of the Vanguard Warrant/Option Exchange and in connection with the Option Plan Increase; and

(d) Certain amendments to the Series F Redeemable Convertible Preferred Stock Securities Purchase Agreement, dated December 6, 1996, the Registration Rights Agreement, dated December 18, 1996, and the Fifth Amended and Restated Investor Rights Agreement in connection with the Vanguard Warrant/Option Exchange and the Option Plan Increase.

Holders of 594,800 shares of the Company's Common Stock, representing 93% of the then-outstanding shares of Common Stock; 753,200 shares of the Company's Series A Preferred Stock, representing 81% of the then-outstanding shares of Series A Preferred Stock; 820,440 shares of the Company's Series B Preferred Stock, representing 67% of the then-outstanding shares of Series B Preferred Stock; 1,550,160 shares of the Company's Series C Preferred Stock, representing 88% of the then-outstanding shares of Series C Preferred Stock; 3,278,840 shares of the Company's Series D Preferred Stock, representing 90% of the then-outstanding shares of Series D Preferred Stock; 3,972,240 shares of the Company's Series E Preferred Stock, representing 100% of the then-outstanding shares of Series E Preferred Stock; and 4,496,600 shares of the Company's Series F Preferred Stock, representing 84% of the then-outstanding shares of Series F Preferred Stock voted in favor of the foregoing matters. No holders of shares of the then-outstanding capital stock of the Company voted against the foregoing matters.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.


EXHIBIT
 NO.       DESCRIPTION
------    ------------
 10.15A Deed of Adherence among Star Telecom Overseas (Cayman Islands) Limited, International Wireless Communications, Inc. ("IWC"), Star Telecom Holding Limited ("STHL") and Baring Communications Equity (Asia Pacific) Limited, dated July 18, 1997

 10.16D Amendment to Subscription Agreement and Waiver among Star Digitel Limited ("SDL"), STHL, IWC and IWC China Limited, dated June 18, 1997

 10.16E Side Letter regarding Indemnification between IWC China Limited and SDL, dated June 18, 1997

 10.24E* Interconnection Agreement between Telekom Malaysia Berhad and Syarikat Telefon Wireless (M) Sdn Bhd, dated April 9, 1997

 10.26A Side Letter regarding Guaranty between Vanguard Cellular Financial Corp. and the Registrant, dated May 29, 1997

 10.27A Share Purchase Agreement between Motorola International Development Corporation ("MIDC") and International Wireless Communications Pakistan Limited ("IWCPL"), dated July 17, 1997

 10.27B Share Purchase Agreement between Continental Communications Limited ("CCL") and IWCPL, dated July 17, 1997

 10.27C Form of Restated and Amended Shareholders Agreement among MIDC, Saif Telecom (Pvt) Ltd ("Saif") and IWCPL

 10.27D Form of Side Letter regarding Shareholder Obligations among IWCPL, Saif, MIDC and Saif

 10.27E Shareholders' Agreement among IWCPL, International Wireless Communications Limited ("IWCL") and South Asia Wireless
          Communications (Mauritius) Limited ("SAWC"), dated July 17, 1997

 10.27F Letter Supplemental to Shareholders Agreement Relating to International Wireless Communications Pakistan Limited between IWCL and SAWC, dated July 17, 1997

 10.27G License granted to Pakistan Mobile Communications Limited by the Government of Pakistan, Ministry of Communications, dated July 6, 1992

 27.1     Financial Data Schedule
__________________________

* Confidential treatment has been requested as to certain portions of this agreement.

(B)   REPORTS ON FORM 8-K

      No Current Reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 1997         INTERNATIONAL WIRELESS
                              COMMUNICATIONS HOLDINGS, INC.
                              (Registrant)



                              By:  /s/ Douglas S. Sinclair
                                   -----------------------
                                   Douglas S. Sinclair
                                   Vice President and Chief Financial Officer

                              By:  /s/ Keith D. Taylor
                                   -----------------------
                                   Keith D. Taylor
                                   Controller and Chief Accounting Officer

                                  EXHIBIT INDEX


 EXHIBIT                                                             EDGAR
    NO.    DESCRIPTION                                             DOCUMENT NO.
--------  ------------                                             -----------

  10.15A  Deed of Adherence among Star Telecom Overseas (Cayman            2
          Islands)  Limited, International Wireless Communications,
          Inc. ("IWC"), Star Telecom Holding Limited ("STHL") and
          Baring Communications Equity (Asia Pacific) Limited, dated
          July 18, 1997

  10.16D  Amendment to Subscription Agreement and Waiver among Star        3
          Digitel Limited ("SDL"), STHL, IWC and IWC China Limited, dated June 18, 1997

  10.16E  Side Letter regarding Indemnification between IWC China          4
          Limited and SDL, dated June 18, 1997

  10.24E* Interconnection Agreement between Telekom Malaysia Berhad        5
          and Syarikat Telefon Wireless (M) Sdn Bhd, dated April  9,
          1997

  10.26A  Side Letter regarding Guaranty between Vanguard Cellular         6
          Financial Corp. and the Registrant, dated May 29, 1997

  10.27A  Share Purchase Agreement between Motorola International          7
          Development Corporation ("MIDC") and International
          Wireless Communications Pakistan  Limited ("IWCPL"), dated
          July 17, 1997

  10.27B  Share Purchase Agreement between Continental Communications      8
          Limited ("CCL") and IWCPL, dated July 17, 1997

  10.27C  Form of Restated and Amended Shareholders Agreement among        9
          MIDC, Saif Telecom (Pvt) Ltd ("Saif") and IWCPL

  10.27D  Form of Side Letter regarding Shareholder Obligations           10
          among IWCPL, Saif, MIDC and Saif

  10.27E  Shareholders' Agreement among IWCPL, International              11
          Wireless Communications Limited ("IWCL") and South Asia
          Wireless Communications (Mauritius) Limited ("SAWC"), dated July 17, 1997

  10.27F  Letter Supplemental to Shareholders Agreement Relating to       12
          International Wireless Communications Pakistan Limited between IWCL and SAWC, dated July 17, 1997

  10.27G  License granted to Pakistan Mobile Communications Limited       13
          by the Government of Pakistan, Ministry of Communications, dated July 6, 1992

   27.1   Financial Data Schedule                                         14

_____________________
* Confidential treatment has been requested as to certain portions of this agreement.