Form 10-Q
period 1997-09-30
INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS INC
filed 1997-11-14
CIK 1022591

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                              ------------------

                                  FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended SEPTEMBER 30, 1997

                                     OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______________ to ___________________

                      Commission file number 0-______

                            INTERNATIONAL WIRELESS
                          COMMUNICATIONS HOLDINGS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         DELAWARE                                       94-3248701
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

                     400 SOUTH EL CAMINO REAL, SUITE 1275
                        SAN MATEO, CALIFORNIA  94402
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                               (650) 548-0808
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


    Indicate by check X whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

         (1) Yes  ___X____  No
         (2) Yes  ___X____  No


    As of September 30, 1997, there were 1,310,230 shares of the Registrant's common stock, par value $0.01 per share ("Common Stock") outstanding and 16,915,076 shares of the Registrant's preferred stock, par value $0.01 per share ("Preferred Stock") outstanding. Each such share of Preferred Stock is currently convertible into one share of Common Stock.

              This document (excluding Exhibits) contains 45 pages.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

            INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC.

                                  FORM 10-Q

                                    INDEX


                                                                          PAGE

    PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements.......................................  3

              Consolidated Balance Sheets as of December 31, 1996
              (audited) and September 30, 1997 (unaudited)...............  4

              Consolidated Statements of Operations for the three and
              nine month periods ended September 30, 1996 and
              1997 (unaudited)...........................................  5

              Consolidated Statements of Cash Flows for the nine months
              ended September 30, 1996 and 1997 (unaudited)..............  6

              Notes to Consolidated Financial Statements.................  7

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................ 19

    PART II.  OTHER INFORMATION

    Item 2.   Changes in Securities...................................... 39

    Item 4.   Submission of Matters to a Vote of Security Holders........ 39

    Item 6.   Exhibits and Reports on Form 8-K........................... 41

    SIGNATURES........................................................... 43

    EXHIBIT INDEX........................................................ 44

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE AND SHARE DATA)

                                      ASSETS

                                                                                DECEMBER 31,      SEPTEMBER 30,
                                                                                   1996                1997
                                                                                ------------      -------------
                                                                                  (AUDITED)        (UNAUDITED)
Current assets:
   Cash and cash equivalents.................................................    $  41,657            6,512
   Notes receivable from affiliates..........................................          813            4,769
   Notes receivable..........................................................        1,431              730
   License deposit...........................................................        5,255               --
   Investments in affiliates held for sale...................................        2,062            3,402
   Other current assets......................................................        3,190            9,961
                                                                                -----------        ---------
   Total current assets......................................................       54,408           25,374
Property and equipment, net..................................................       18,426           21,801
Investments in affiliates....................................................       68,394           84,961
Telecommunication licenses and other intangibles, net........................       18,484           17,558
License deposit..............................................................        3,042               --
Debt issuance costs, net.....................................................        6,431           10,427
Other assets.................................................................          173              419
                                                                                -----------        ---------
Total assets.................................................................    $ 169,358          160,540
                                                                                -----------        ---------
                                                                                -----------        ---------

     LIABILITIES, MINORITY INTERESTS, REDEEMABLE CONVERTIBLE
             PREFERRED STOCK AND STOCKHOLDERS' DEFICIT


Current liabilities:
   Accounts payable and accrued expenses.....................................    $   7,313            9,553
                                                                                -----------        ---------
     Total current liabilities...............................................        7,313            9,553
Long-term debt, net..........................................................       75,466          110,429
                                                                                -----------        ---------
   Total liabilities.........................................................       82,779          119,982
Minority interests in consolidated subsidiaries..............................        5,685            9,009
Redeemable convertible Preferred Stock, $.01 par value per share;
  21,541,480 shares designated; 15,973,200 and 15,981,876 shares issued and outstanding in 1996 and 1997, respectively; net of note receivable from stockholder of $26 in 1996 and 1997;
  liquidation and minimum redemption value of $107,459.......................      103,021          104,718
Commitments and contingencies (Note 12)
Stockholders' deficit:
  Preferred Stock, $.01 par value per share;
    1,538,520 shares designated; 933,200 shares issued and
    outstanding in 1996 and 1997; liquidation value of $793..................            9                9
  Common Stock, $.01 par value per share; 26,000,000
    shares authorized; 636,720 and 1,310,230 shares
    issued and outstanding in 1996 and 1997, respectively....................            6               13
  Additional paid-in capital.................................................       31,060           48,311
  Note receivable from stockholder...........................................         (152)            (152)
  Deferred compensation......................................................           --           (1,299)
  Unrealized gain on investments.............................................           68               --
  Cumulative translation adjustment..........................................          271             (744)
  Accumulated deficit........................................................      (53,389)        (119,307)
                                                                                -----------        ---------
    Total stockholders' deficit..............................................      (22,127)         (73,169)
                                                                                -----------        ---------
Total liabilities, minority interests, redeemable
  convertible Preferred Stock and stockholders' deficit......................    $ 169,358          160,540
                                                                                -----------        ---------
                                                                                -----------        ---------

    See accompanying notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS)

                                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                                      ----------------------   ---------------------
                                                                         1996        1997        1996        1997
                                                                      ---------   ----------   ---------   ---------
                                                                            (UNAUDITED)              (UNAUDITED)
Operating revenues................................................    $    349       2,275         532        3,292
Cost of revenues..................................................         361       1,821         541        3,069
                                                                      ---------   ---------    --------     --------
                                                                           (12)        454          (9)         223

Operating expenses:
   Selling, general and administrative expenses...................       4,257       7,889      10,610       23,623
   Equity in losses of affiliates.................................       2,521      17,417       5,507       27,282
   Minority interests in losses of consolidated subsidiaries......          --        (199)         --         (662)
                                                                      ---------   ---------    --------     --------
      Loss from operations........................................      (6,790)    (24,653)    (16,126)     (50,020)

Other income (expense):
   Interest income................................................         513         398         937        1,499
   Interest expense...............................................      (2,462)     (6,975)     (2,663)     (15,726)
   Other..........................................................          14      (1,105)          1           35
                                                                      ---------   ---------    --------     --------
      Net loss....................................................    $ (8,725)    (32,335)    (17,851)     (64,212)
                                                                      ---------   ---------    --------     --------
                                                                      ---------   ---------    --------     --------




        See accompanying notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                 -----------------------------
                                                                                    1996             1997
                                                                                 ------------     ------------
                                                                                          (UNAUDITED)
Cash flows from operating activities:
   Net loss..................................................................    $  (17,851)         (64,212)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation...........................................................           460              974
      Amortization of telecommunication licenses and other intangibles.......           529              926
      Amortization of debt issuance costs....................................           109            2,681
      Amortization of long-term debt discount................................         1,921           12,591
      Amortization of deferred compensation..................................            --              145
      Equity in losses of affiliates.........................................         5,507           27,282
      Gain on sale of affiliate..............................................            --           (1,156)
      Accrual of interest on long-term debt..................................            --              372
      Minority interests in losses of consolidated subsidiaries..............         5,400            3,324
      Issuance of Common Stock Warrants......................................            --            9,601
      Issuance of Common Stock...............................................            --            6,159
      Unrealized gain (loss) on investments..................................           112              (68)
      Changes in operating assets and liabilities:
         Other current assets................................................        (1,051)          (6,771)
         Accounts payable and accrued expenses...............................        (2,571)           2,240
                                                                                 ------------     ------------
             Net cash used in operating activities...........................        (7,435)          (5,912)
                                                                                 ------------     ------------

Cash flows from investing activities:
   Issuance of notes receivable from affiliates..............................        (1,098)          (4,591)
   Repayment of notes receivable from affiliates.............................           583              635
   Issuance of notes receivable..............................................        (3,185)            (795)
   Repayment of notes receivable.............................................         1,800            1,496
   Advances to affiliate.....................................................        (1,924)              --
   Investments in affiliates held for sale...................................            --             (240)
   Proceeds from sale of affiliate...........................................            --            3,218
   Purchases of property and equipment.......................................        (1,657)          (4,349)
   Purchase of subsidiary....................................................        (3,198)              --
   Investments in affiliates.................................................        (2,167)         (47,011)
   Telecommunications licenses and other intangibles.........................        (3,971)              --
   License deposits..........................................................       (14,300)           8,297
   Other assets..............................................................          (345)            (246)
                                                                                 ------------     ------------
             Net cash used in investing activities...........................       (29,462)         (43,586)

Cash flows from financing activities:
   Proceeds from credit facility.............................................         7,000               --
   Repayment of credit facility..............................................        (7,000)              --
   Exercise of stock options.................................................             6               45
   Debt issuance costs.......................................................        (6,000)          (6,677)
   Proceeds from issuance of long-term debt..................................        69,702           22,000
   Proceeds from issuance of warrants........................................        30,300               --
                                                                                 ------------     ------------
             Net cash provided by financing activities.......................        94,008           15,368
                                                                                 ------------     ------------

Effect of foreign currency exchange rates on cash and cash equivalents.......           257           (1,015)
                                                                                 ------------     ------------
Net increase (decrease)  in cash and cash equivalents........................        57,368          (35,145)
Cash and cash equivalents at beginning of period.............................        25,398           41,657
                                                                                 ------------     ------------
Cash and cash equivalents at end of period...................................     $  82,766            6,512
                                                                                 ------------     ------------
                                                                                 ------------     ------------
Supplemental cash flow information
   Cash paid for interest....................................................     $     363               --
                                                                                 ------------     ------------
                                                                                 ------------     ------------
Non-cash financing and investing activities:
   Conversion of notes payable to related party and interest
     to redeemable convertible Preferred Stock...............................     $   2,052               --
                                                                                 ------------     ------------
                                                                                 ------------     ------------
   Net warrant exercises of redeemable convertible Preferred Stock...........     $      --               81
                                                                                 ------------     ------------
                                                                                 ------------     ------------
   Effect of net assets of subsidiary previously accounted for by
     the equity method.......................................................     $   4,395               --
                                                                                 ------------     ------------
                                                                                 ------------     ------------
   Issuance of Common Stock Warrants.........................................     $      --            7,254
                                                                                 ------------     ------------
                                                                                 ------------     ------------
   Issuance of Common Stock..................................................     $      --            6,159
                                                                                 ------------     ------------
                                                                                 ------------     ------------

            See accompanying notes to Consolidated Financial Statements.

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


    NATURE OF BUSINESS

    International Wireless Communications Holdings, Inc. ("IWC Holdings") was incorporated in Delaware in July 1996 as a holding company whose primary assets are all of the issued and outstanding capital stock of International Wireless Communications, Inc. ("IWC") and a note receivable from IWC in a principal amount equal to the net proceeds from the Unit Offering (as defined below). (IWC Holdings and IWC are collectively referred to herein as the "Company.") IWC was incorporated in Delaware in January 1992 and is a leading operator, owner and developer of wireless communications networks in major emerging markets in Asia and Latin America. These local wireless businesses ("LWBs") provide a variety of communication services, including cellular, wireless local loop ("WLL"), specialized mobile radio ("SMR") and paging. Together with its strategic partners, the Company has interests in 12 separate countries.


    To date, the Company has invested principally in LWBs that are in their early stages of development, have a limited number of subscribers and are expected to incur losses for a substantial period of time. In addition, the Company intends to pursue additional investment opportunities. The Company believes that its existing cash balance is sufficient to meet its operating and contractual obligations through fiscal 1997. It is not sufficient, however, to meet the Company's business objective of participating in additional capital calls or funding commitments to finance the infrastructure buildout of its operating and non-operating LWBs. The ability of the Company to make additional investments is dependent on the availability of additional external financing. In the event the Company is unable to obtain external financing it may ultimately be unable to either maintain its existing ownership interests or fully realize the underlying potential value of the LWBs.

    In August 1996, IWC Holdings issued and sold 196,720 units, each consisting of a $1,000 principal amount 14% Senior Discount Note due 2001 (an "Original Note," and, collectively, the "Original Notes") and one nominally priced warrant now exercisable for 14.283 shares of Common Stock (a "Unit Warrant," and, collectively, the "Unit Warrants"), for total gross proceeds of approximately $100 million (the "Unit Offering"). In November 1996, pursuant to the indenture agreement that governs the Original Notes (the "Indenture"), IWC Holdings exchanged new 14% Senior Secured Discount Notes due 2001 (the "Exchange Notes") which were registered under the Securities Act of 1933, as amended (the "1933 Act"), for the Original Notes. The terms of the Exchange Notes are substantially identical (including principal amount, interest rate, maturity, security and ranking) to the terms of the Original Notes. (The Exchange Notes and the Original Notes are referred to collectively herein as the "Notes.")

    In connection with the Unit Offering, IWC Holdings and IWC completed a reorganization in which IWC became a wholly owned subsidiary of IWC Holdings through the conversion of each share of the then-outstanding capital stock of IWC into 40 shares of the corresponding class and series of stock of IWC Holdings (the "Stock Conversion"). All data related to shares and per share amounts for all periods presented have been adjusted to reflect the effect of the reorganization and the Stock Conversion.

    In the opinion of management, the accompanying unaudited financial statements of IWC Holdings and its subsidiary, IWC, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition, results of operation and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1995 and 1996, and for each of the years in the three-year period ended December 31, 1996, including the notes thereto, as filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the three and the nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for the year ended December 31, 1997.

    BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements of the Company include the accounts of IWC, its wholly owned subsidiaries, SRC Servicos de Radio Comunicacoes Ltda. and subsidiary ("SRC"), TeamTalk Limited and subsidiary ("TeamTalk"), together with various offshore holding companies, and its four majority-owned subsidiaries, M/S Mobilcom (Pte) Ltd. ("Mobilcom Pakistan"), PeruTel S.A. ("PeruTel"), Star Telecom Overseas (Cayman Islands) Limited ("STOL"), and Promociones Telefonicas S.A. ("Protelsa"). Wireless Data Services, Ltd. ("WDS"), although 50% owned by the Company, has also been consolidated in the accompanying consolidated financial statements as the Company has the ability to exercise control over WDS.
    All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) CASH AND CASH EQUIVALENTS

    The Company has invested in a variety of short-term, highly liquid investments all with original maturities of 90 days or less. As of September 30, 1997, the Company had cash of $1,302,000, and cash equivalents consisting of money market mutual funds and seven-day fixed
    term deposits totaling $2,360,000 and $2,850,000 respectively.   The fair
    value of the corporate debt securities approximated cost as of September 30, 1997.

    On June 27, 1997, the Company sold its 1.56% equity interest in Corporacion Mobilcom S.A. de C.V. ("Mobilcom Mexico") for $3,218,000 (see Note 4). In compliance with the Indenture, all the proceeds from the disposition of the Company's interest in Mobilcom Mexico were used for Permitted Investments (as defined) within 270 days after the date of disposition. For a more detailed description of the restrictions set forth in the Indenture on the use of proceeds from the Company's sale of its interest in Mobilcom Mexico, see "Description of Exchange Notes" in the Company's Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on November 21, 1996 (Reg. No. 333-11987).

(3) BALANCE SHEET COMPONENTS

    Balance sheet components are as follows (in thousands):


                                                         DECEMBER 31,   SEPTEMBER 30,
                                                            1996           1997
                                                         ------------   -------------
                                                                         (unaudited)
    Other current assets
       Other receivables...............................   $  1,373          4,209
       Accounts receivable.............................        348          1,398
       Prepaid expenses and other......................      1,469          4,354
                                                          ---------     ----------
                                                          $  3,190          9,961
                                                          ---------     ----------
                                                          ---------     ----------
    Property and equipment
       Telecommunication equipment.....................   $  9,930          9,930
       Computer and office equipment...................        935          1,811
       Furniture and fixtures..........................        320            444
       Leasehold improvements..........................        276            618
       Automobiles.....................................        197            271
       Construction in process.........................      7,620         10,553
                                                          ---------     ----------
                                                            19,278         23,627
       Less accumulated depreciation...................        852          1,826
                                                          ---------     ----------
           Property and equipment, net.................   $ 18,426         21,801
                                                          ---------     ----------
                                                          ---------     ----------

    Telecommunication licenses and other intangibles
       SRC/Via 1.......................................   $  6,680          6,680
       Mobilcom Pakistan...............................      5,439          5,439
       TeamTalk........................................      1,760          1,760
       STOL............................................      3,965          3,965
       Protelsa........................................      1,557          1,557
       WDS.............................................        221            221
       Other...........................................        200            200
                                                          ---------     ----------
                                                            19,822         19,822
       Less accumulated amortization...................      1,338          2,264
                                                          ---------     ----------
           Telecommunication licenses and other
              intangibles, net.........................   $ 18,484         17,558
                                                          ---------     ----------
                                                          ---------     ----------

    Accounts payable and accrued expenses
       Accounts payable................................   $  5,163          2,307
       Professional services...........................        718          1,576
       Employee compensation and benefits..............        619            702
       Equipment purchases.............................         27          3,882
       Other...........................................        786          1,086
                                                          ---------     ----------
                                                          $  7,313          9,553
                                                          ---------     ----------
                                                          ---------     ----------


(4) INVESTMENTS IN AFFILIATES HELD FOR SALE

    In June 1997, the Company sold its entire 1.56% equity interest in Mobilcom Mexico for $3,218,000 to a third party affiliated with an existing shareholder in Mobilcom Mexico. The Company carried this investment in Mobilcom Mexico at its historical cost basis of $2,062,000. As a result, the Company reported a gain of $1,156,000 (pre-tax and after-tax) in other income for the nine months ended September 30, 1997.

    In addition to the above, the Company has recently reviewed its investment and operating strategy to focus the Company's resources on its larger wireless operations. As part of this realignment, the Company proposes to sell all or a portion of its interests in TeamTalk, Mobilkom and UTS. The Company anticipates that the sale or partial sale of these three investments will occur within the next 12 months. These investments are carried at their historical cost and the Company anticipates that the proceeds from disposition of the three investments will equal or exceed the Company's historical cost basis in their investments. Investments in affiliates held for sale are as follows (in thousands):


                                                DECEMBER 31,   SEPTEMBER 30,
                                                   1996            1997
                                                ------------   -------------
                                                                (unaudited)
            Mobilcom Mexico.................     $  2,062              --
            UTS.............................           --           1,902
            Mobilkom........................           --           1,500
                                                 ---------      ----------
                                                 $  2,062           3,402
                                                 ---------      ----------
                                                 ---------      ----------

    In July 1997, the Company changed its method of accounting for its investment in UTS from the equity method to the cost method of accounting since its ownership interest was reduced from 19.04% to 15.41% as the Company elected not to participate in a recent capital call. The Company has not changed its basis of accounting for the other remaining investments held for sale. The Company continues to consolidate TeamTalk and has not reclassified this investment as an asset held for sale. The Company's investment in, and advances to, TeamTalk amounted to $16,336,000 as of September 30, 1997. Selected unaudited financial information for TeamTalk is as follows as of and for the nine months ended September 30, 1997 (in thousands):

            Current assets.........................   $   899
            Non current assets.....................    12,534
            Current liabilities....................     3,813
            Non current liabilities................     7,130
            Net revenues...........................     1,403
            Net loss...............................    (2,240)



(5) INVESTMENTS IN AFFILIATES

    The Company's investments in affiliates represent interests in various LWBs in several developing countries. These investments are accounted for under the equity or cost methods of accounting.

    EQUITY INVESTMENTS

    For those investments in companies in which the Company's voting interest is 20% to 50%, or for investments in companies in which the Company exerts significant influence through board representation and management authority even if its ownership is less than 20%, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share in losses of affiliates, limited to the extent of the Company's investment in and advances to affiliates, including any debt guarantees or other contractual funding commitments. All affiliated companies have fiscal years ended December 31. Investments in affiliated companies are as follows as of December 31, 1996 and September 30, 1997 (in thousands):

                                                        AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                             -------------------------------------------------------------------------
                                               MALAYSIA      INDONESIA    CHINA    PHILIPPINES  NEW ZEALAND    VARIOUS
                                             -------------   ---------   -------   -----------  -----------   --------

                                              PRISMANET        PT
                                             (M) SDN. BHD.    RAJASA      STAR
                                               (FORMERLY      HAZANAH    DIGITEL
                                                 STW)         PERKASA    LIMITED                               OTHER
Affiliated company........................   ("PRISMANET")    ("RHP")    ("SDL")       UTS        TEAMTALK    COMPANIES    TOTALS
                                             -------------   ---------   -------   -----------  -----------   ---------   --------
Percentage of ownership...................          30%         28%          40%          19%         100%    Various

Investments in affiliated companies as of
December 31, 1995.........................    $  20,241      24,220          --           --        2,338         447       47,246

Additional investment (reclassification)..        1,201       8,556      20,000        1,906       (1,736)         78       30,005

Amortization..............................          969       1,278         347           51           --         525        3,170
Losses (gains)............................        3,563       3,468       1,000          (20)         602          --        8,613
                                             -------------   ---------   -------   -----------  -----------   ---------   --------
Equity in losses of affiliates............        4,532       4,746       1,347           31          602         525       11,783
                                             -------------   ---------   -------   -----------  -----------   ---------   --------

Investments in affiliated companies
as of December 31, 1996...................    $  16,910      28,030      18,653        1,875           --          --       65,468
                                             -------------   ---------   -------   -----------  -----------   ---------   --------
                                             -------------   ---------   -------   -----------  -----------   ---------   --------

Portion of investment exceeding the
Company's share of the underlying
historical net assets as of
December 31, 1996.........................    $  15,852      28,030      10,653          882           --          --       55,417
                                             -------------   ---------   -------   -----------  -----------   ---------   --------
                                             -------------   ---------   -------   -----------  -----------   ---------   --------


                                                AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED)
                                           ---------------------------------------------------------------------------
                                             MALAYSIA     INDONESIA   CHINA   PHILIPPINES     PAKISTAN       THAILAND
                                           -------------  ---------  -------  -----------  --------------  ------------
                                                                                           INTERNATIONAL
                                                                                              WIRELESS
                                                                                           COMMUNICATIONS   WORLDPAGE
                                                                                              PAKISTAN       COMPANY
                                                                                               LIMITED       LIMITED
Affiliated company......................     PRISMANET       RHP       SDL      UTS(1)        ("IWCPL")    ("WORLDPAGE")   TOTALS
                                           -------------  ---------  -------  -----------  --------------  -------------  --------
Percentage of ownership.................          30%          28%       40%         15%           34%              11%

Investments in affiliated companies
as of December 31, 1995.................    $  16,910      28,030    18,653       1,875            --               --      65,468

Additional investment
(reclassification)......................           --          --     9,000      (1,662)       25,568            4,500      37,406

Amortization............................          664       1,257       489          23            --               --       2,433
Losses..................................       10,246       9,488     4,500         190           425               --      24,849
                                           -------------  ---------  -------  -----------  --------------  -------------  --------
Equity in losses of affiliates..........       10,910      10,745     4,989         213           425               --      27,282
                                           -------------  ---------  -------  -----------  --------------  -------------  --------

Investments in affiliated companies
as of September 30, 1997................     $  6,000      17,285    22,664          --        25,143            4,500      75,592
                                           -------------  ---------  -------  -----------  --------------  -------------  --------
                                           -------------  ---------  -------  -----------  --------------  -------------  --------

Portion of investment exceeding the
Company's share of the underlying
historical net assets as of
September 30, 1997......................     $  6,000      17,285    19,164          --            --            2,801      45,250
                                           -------------  ---------  -------  -----------  --------------  -------------  --------
                                           -------------  ---------  -------  -----------  --------------  -------------  --------

----------------------
(1) During 1997, the Company has initiated the disposition of its interest in UTS and has reclassified this investment as a current asset (see Note 4).

    In June 1997, after the transfer of its interest in SDL to IWC China Limited ("IWC China"), a wholly owned indirect subsidiary of the Company, IWC, IWC China, SDL and the other shareholders of SDL entered into an Amendment to Subscription Agreement and Waiver (the "SDL Amendment and Waiver"), pursuant to which the SDL Subscription Agreement was amended to provide, among other things, for (a) the immediate payment to Star Telecom Holdings Limited, the Company's partner in SDL ("STHL") of a $9,000,000 premium, (b) the waiver by IWC and IWC China of all conditions precedent to IWC China's obligation to enter into and complete a second subscription of SDL shares for an aggregate subscription price of $19,000,000 on or before June 17, 1998. In connection with the execution of the SDL Amendment and Waiver, the Company funded the $9,000,000 premium in June 1997. The Company assigned the entire amount of the premium to participation rights in SDL's underlying projects.

    In August 1997, the Company acquired a 43.48% indirect equity interest in IWCPL for an aggregate purchase price of US$22,000,000, $15,841,000 of which was paid in cash and $6,159,000 of which was paid with 493,510 shares of IWCH's Common Stock. IWCPL used these funds and the proceeds from the sale of its remaining equity to an unrelated party and to Vanguard Pakistan, Inc., a wholly owned indirect subsidiary of Vanguard Cellular Systems, Inc., a significant stockholder of the Company ("Vanguard"), to acquire a 46% equity interest in Pakistan Mobile Communications (Pvt) Limited ("Mobilink"), a cellular telephone service provider in Pakistan, for an aggregate purchase price of $50,600,000. In September 1997, IWCPL consummated the sale of newly issued shares in IWCPL to an unrelated third party for $13,959,000 and used the proceeds to purchase an additional 12.69% equity interest in Mobilink, thereby increasing its equity interest in Mobilink to 58.69%. The Company's indirect equity interest in Mobilink and IWCPL was 20% and 34.08%, respectively, after the consummation of the foregoing transactions. In September 1997, the Company also funded an aggregate of $3,568,000 to IWCPL, which amount represents the Company's pro rata share of various capital calls declared by IWCPL. This additional funding brought the Company's investment in IWCPL to $25,568,000 as of September 30, 1997. The Company accounted for its investment in IWCPL using the purchase method of accounting and subsequently has reported this investment under the equity method of accounting.

    In September 1997, STOL, a company that holds interests in various paging projects in Asia and in which the Company holds a 56% indirect equity interest, invested $4,500,000 for a 20% equity interest in WorldPage Co. Ltd. ("WorldPage"), a Thai paging operator. The Company's corresponding indirect equity interest in WorldPage is 11.2%. STOL recorded its investment in WorldPage using the purchase method of accounting and assigned $2,801,000 of its investment to telecommunication licenses, representing the amount of the purchase price that exceeded the fair value of STOL's percentage ownership of WorldPage's tangible net assets.

    In September 1997, the Company recorded a write-down of $7,683,000 in the Company's equity investment in Prismanet to the Company's estimate of the net realizable value of this investment. The Company believes that a significant impairment in the value has occurred due to its recent determination that there are diminished prospects for the allocation of additional spectrum at a different frequency band to Prismanet by the government of Malaysia in the foreseeable future. This allocation of additional spectrum is believed by the Company to be critical to support the value of Prismanet's business as proposed to be conducted. The management of Prismanet has since undertaken an extensive review of Prismanet's business plan, the results of which are yet to be determined.

    COST INVESTMENTS

    The Company uses the cost method of accounting for three other
    investments     as of September 30, 1997. These are RPG Paging Services
    Limited ("RPSL"), First International Telecommunication Co. Ltd. ("FIT") and Telecomunicaciones Globales S.A. de C.V. ("Global Telecom"). The Company holds its interests in RPSL and FIT indirectly through STOL. In January 1997, STOL purchased an additional 9% of RPSL for $2,100,000, thereby increasing its equity interest in RPSL from 10% to 19%, and correspondingly increasing the Company's indirect interest in RPSL to 10.64% as of September 30, 1997. In September 1997, STOL invested $5,781,000 for a 12% equity interest in FIT, a Taiwanese paging operator, which corresponds to a 6.72% indirect equity interest in FIT held by the Company as of September 30, 1997. In January 1997, the Company acquired a 1.56% equity interest in Global Telecom, a Mexican long distance company, for $62,000. The Company considers its investments in RPSL, FIT and Global Telecom as long-term in nature and does not hold them for trading purposes.

    The following represents the Company's carrying value of these cost investments (in thousands):


                                              DECEMBER 31,     SEPTEMBER 30,
                                                   1996             1997
                                              ------------     -------------
                                                                (unaudited)
          Mobilkom..........................    $  1,500             --

          RPSL..............................       1,426           3,526
          FIT...............................          --           5,781
          GLOBAL TELECOM....................          --              62
                                              ------------     -------------
                                                $  2,926           9,369
                                              ------------     -------------
                                              ------------     -------------

    During 1997, the Company reclassified Mobilkom to an investment in affiliates held for sale (see Note 4).


(6) NOTES RECEIVABLE FROM AFFILIATES

    In March 1997, the Company loaned $3,500,000 to SDL. This loan, which is evidenced by a promissory note, accrues interest at 9% per annum and is due upon written demand by the Company. The Company anticipates repayment within the next 12 months.

    In June 1997, STOL loaned $1,500,000 to SDL. This loan accrues interest at 8.75% per annum and is due upon written demand by STOL. This loan, plus accrued interest, was repaid by SDL in August 1997.

    In September 1997, the Company, through its wholly owned subsidiary, IWC China, loaned $800,000 to SDL. This loan accrues interest at 9% per annum
    and is due upon written demand by the Company.   The Company anticipates
    repayment within the next 12 months.


(7) NOTES RECEIVABLE

    In March 1997, the Company loaned $500,000 to an unrelated third party. This loan, which is evidenced by a secured, convertible promissory note, has a one year term, accrues interest at the rate of 15% per annum and is guaranteed by another unrelated third party. At the sole discretion of the Company, the loan may be converted at any time during its one year term into 51% of the outstanding capital stock of Nexbeep S.A., formerly named Clasbeep S.A., an Ecuadorian paging corporation that is wholly owned by the borrower.

    In April 1997, the Company collected $900,000 on a loan the Company had extended to a co-shareholder of Mobilcom Mexico. The remaining unpaid balance of the loan of $608,000, including accrued interest, was collected in July 1997.

(8) LICENSE DEPOSITS

    In August 1996, STOL and the Company deposited $3,005,000 and $2,250,000, respectively, for their respective 20% and 10% interests in a Taiwanese company in organization that had submitted an application for a national paging license for Taiwan. In early February 1997, it was announced that such company's application was unsuccessful, and the Company reclassified the deposits as a current asset. In June 1997, STOL received a refund of $1,669,000 of its deposit, net of its pro rata share of application expenses of $347,000. In July 1997, STOL received a further refund of $212,000. In order to mitigate its transactional foreign currency exposure, the remaining balance of $777,000, which is denominated in New Taiwanese dollars, was used to pay fees associated with STOL's investment in FIT. In June 1997, the Company received a refund of $1,029,000, net of its pro rata share of application expenses of $220,000. The remaining balance of $1,001,000 was received by the Company in August 1997.

    In June 1996, the Company deposited $3,042,000 for a 20% interest in a consortium pursuing SMR licenses in Taiwan. The consortium was successful in winning four of twelve license applications. In August 1997, the Company received a refund of $1,933,000, which represents its pro rata portion of the deposit applied to the eight unsuccessful applications, net of the Company's pro rata share of application expenses of $105,000. In September 1997, the Company sold its entire interest in the consortium for $1,153,000.


(9) LONG-TERM DEBT AND DEBT ISSUANCE COSTS

    In August 1997, the Company closed a bridge financing facility (the "Pakistan Bridge Facility"), with Toronto Dominion Investments, Inc. ("TDI"), Vanguard Cellular Financial Corp.("VCFC") and others, whereby the Company received written commitments for an aggregate amount of $29,000,000 in exchangeable bridge loans. The Pakistan Bridge Facility is structured as a two-tier facility, with $7,000,000 available to IWCH for general corporate and other purposes (the "IWCH Pakistan Facility") and $22,000,000 loaned to Pakistan Wireless Holdings Limited ("PWH"), an indirect wholly owned subsidiary of the Company, for the specific purpose of financing the cash portion of the purchase price of the Company's indirect investment in Mobilink and the Company's pro rata share of the shareholder capital calls and shareholder loans required to finance the operations of Mobilink (the "PWH Pakistan Facility"). The Pakistan Bridge Facility contains significant restrictions on the Company's ability to use additional debt or equity financing until all amounts outstanding under the Pakistan Bridge Facility are repaid in full. The Pakistan Bridge Facility bears interest payable in-kind on a quarterly basis beginning at 14% and increases over time to 25%. There are no scheduled cash interest payments on the Pakistan Bridge Facility. Principal plus accrued but unpaid interest on the Pakistan Bridge Facility matures in August 2002. Warrants to purchase shares of the Company's Common Stock, at an exercise price of $0.01 per share, were also issued in connection with the IWCH Pakistan facility (the "Initial Pakistan Warrants"). The number of shares issuable of the Company's Common Stock at the closing of the Pakistan Bridge Facility upon exercise of the Initial Pakistan Warrants was initially set at 247,756 and increases upon the occurrence of certain events. The number of shares of the Company's Common Stock issuable upon exercise of the Initial Pakistan Warrants subsequently increased (see Note 13). The Company also agreed to grant to the lenders under the Pakistan Bridge Facility, upon the occurrence of a specified liquidity event, additional warrants (the "Pakistan Liquidity Warrants"; together with the Initial Pakistan Warrants, the "Pakistan Warrants") to purchase a number of shares of the Company's Common Stock equal to the quotient of (i) 35% of the greater of
    (A) $2.0 million and (B) the unpaid principal amount of and unpaid accrued interest in the IWCH Pakistan Facility and (ii) the value of the Company's Common Stock with respect to such liquidity event. As of September 30, 1997, the $7,000,000 IWCH Pakistan Facility had not yet been drawn down (see Note 13).

    The costs related to the issuance of the Pakistan Bridge Facility, which include all warrants expected to be earned through December 1997 in accordance with the terms of the IWCH Pakistan Facility were capitalized and are being amortized to interest expense using the effective interest method over the estimated term of the debt. Debt issuance costs related to the Pakistan Bridge Facility are presented, net of amortization, of $4,784,000 on the accompanying consolidated balance sheet as of September 30, 1997.

(10) MINORITY INTEREST

    In July 1997, the Company, STHL, the Company's then-sole partner of STOL, and STOL entered into an agreement with a third party providing for the issuance and sale to such third party of new shares equivalent to up to a 20% interest in STOL, subject to STOL entering into valid and binding agreements to invest in certain specified paging companies. As of September 30, 1997, STOL had entered into such agreements with these specified paging companies and, as a result, the third party paid STOL $4,160,000 for a 20% interest in STOL, thereby diluting the Company's interest in STOL from 70% to 56%.

(11) REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDER'S DEFICIT

    In August 1997, pursuant to the terms of the Unit Warrants, the number of shares of the Company's Common Stock issuable upon exercise of the Unit Warrants increased by an aggregate of 28,414 shares to an aggregate of 2,838,166 shares as a result of the issuance by the Company of warrants to purchase the Company's Common Stock in connection with the Pakistan Bridge Facility.

    In September 1997, at the request of IWC China, VCFC guaranteed
    $8,000,000 of indebtedness to be incurred by SDL (the "Vanguard SDL Guarantee"). Pursuant to a reimbursement agreement (the "Reimbursement Agreement"), IWC China agreed to pay VCFC (i) an up-front guarantee fee of $240,000 in cash, (ii) a quarterly in-kind guarantee fee at an initial rate of 6.75% that increases over time to 17.75% and (iii) an additional guarantee fee payable in shares of SDL owned by IWC China if VCFC is required to make any payments under the guarantee. In addition, the Company granted VCFC a ten-year warrant to purchase shares of its Common Stock at an exercise price of $0.01 per share. The number of shares issuable upon exercise of the warrant is initially set at 68,819 and increases in quarterly increments thereafter until VCFC's obligations under the guarantee have been permanently released and discharged. The Company recognized an expense of $1.1 million related to the Vanguard SDL Guarantee. The Company has recorded this expense in other expense in the accompanying consolidated statement of operations. The Company plans to recognize additional expense related to incremental quarterly warrant grants associated with this Vanguard SDL Guarantee when the quantity or terms of such warrants are no longer contingent.

    In September 1997, pursuant to the terms of the Unit Warrants, the number of additional shares of the Company's Common Stock issuable upon exercise of the Unit Warrants increased by an aggregate of 7,851 shares to an aggregate of 2,846,017 shares as a result of the issuance by the Company of warrants to purchase the Company's Common Stock in connection with the Vanguard SDL Guarantee.

    In September 1997, the Company paid its pro rata share of a finder's fee to an unrelated third party in connection with its indirect investment in Mobilink primarily through the issuance of a warrant to purchase 81,982 shares of the Company's Common Stock at an exercise price of $0.01 per share (the "Mobilink Finder's Fee"). The Company recognized a total fee of $1.0 million related to the Mobilink Finder's Fee which is included as a component of the cost basis of the Company's investment in IWCPL.

(12) COMMITMENTS AND CONTINGENCIES

    CAPITAL CONTRIBUTIONS

    In order to protect IWC's investments in subsidiaries and affiliates from ownership dilution, IWC anticipates making additional capital contributions to the LWBs as approved, and dependent upon the Company's available financial resources.

    GUARANTEE OF DEBT OF EQUITY INVESTEE

    In connection with a Malaysian Ringgit 91,000,000 (approximately $28.0 million as translated using effective exchange rates at September 30, 1997) senior credit facility through a syndicate of Malaysian banks obtained by the Company's 30% equity investee, the Company and the other shareholders of Prismanet executed a financial "keep well" covenant pursuant to which they have agreed (i) to ensure that Prismanet will remain solvent and be able to meet its financial liabilities when due and (ii) to ensure that the project is completed in a timely manner and to make additional debt and equity as and investments in Prismanet, as necessary to meet cost overruns. The loan is repayable by Prismanet in eleven semi-annual installments beginning October 8, 1997. The Company and other Prismanet shareholders have separately executed an agreement, whereby each shareholder has agreed to share in the liability on a pro rata basis in relation to their interest in Prismanet. In the event that the bank were to seek repayment from the Prismanet shareholders and the other shareholders were unable to honor their pro rata share in the liability, the Company might be liable for the full amount of the outstanding amount of the loan. As of September 30, 1997, this credit facility was fully drawn down and the Company has been advised that, subsequent to September 30, 1997, Prismanet obtained a six month extension on the repayment of the first installment due, as provided by the lead bank of the syndicate.

    The Company does not believe it is practicable to estimate the fair value of the "keep well" covenant and does not believe exposure to loss is likely. Accordingly, no provision has been made in the accompanying consolidated financial statements.

    The Company, indirectly through its wholly owned subsidiary, New Zealand Wireless Limited, owns 15% of Mobilkom. Mobilkom expects to fund the continued buildout of its network and the acquisition of subscriber terminals primarily through a seven-year $50,000,000 revolving/reducing credit facility which it has obtained from a syndicate of Thai banks. Borrowings under the credit facility bear interest at a floating rate based on LIBOR and are secured by substantially all of Mobilkom's assets and a pledge of all the capital stock held by the Company and Mobilkom's other shareholders. Another Mobilkom shareholder has guaranteed borrowings of up to $25,000,000 under the credit facility. As of September 30, 1997, borrowings of approximately $22,637,000 were outstanding under this facility.

    The Company indirectly owns a 19.8% equity interest in PT Mobile Selular Indonesia ("Mobisel"), a provider of cellular services in Indonesia through its 28.3% ownership in RHP. Mobisel has obtained a six-year $60,000,000 credit facility from Nissho Iwai International (Singapore) Pte. Ltd. ("Nissho Iwai") to finance the construction of its network. Borrowings under the credit facility bear interest at a floating rate based on LIBOR and are secured by all of Mobisel's assets and a pledge of all the capital stock held by RHP and Mobisel's other shareholders. RHP has also guaranteed the credit facility. As of September 30, 1997, this credit facility was fully drawn down.

    The Company, indirectly through its wholly owned subsidiary IWC China, entered into an agreement to subscribe for additional SDL shares for an aggregate subscription price of $19,000,000. Pursuant to the Amendment and Waiver, IWC China is required to fund the second subscription of SDL shares no later than June 17, 1998. If IWC China does not meet its funding commitment, this will likely result in the Company's 40% equity interest in SDL being diluted to a level which may have a material adverse effect on the Company's ability to realize the full potential of its investment.


(13) SUBSEQUENT EVENTS

    In October 1997, STOL made a $2,000,000 loan to Shenzhen Wanlitong Industrial Development Company ("Wanlitong") in connection with STOL's proposed investment in a nationwide paging project in China through the formation of a co-operative joint venture ("STOL Paging CJV") with Wanlitong. The loan is for a term of one year and carries interest at the rate of 10% per annum. When the STOL Paging CJV is formed, the loan will be converted into an ownership interest in the STOL Paging CJV.

    In October 1997, the Option Committee of the Board of Directors of the Company granted options to purchase an aggregate of 187,684 shares of Common Stock at an exercise price of $12.48 per share to certain service providers of the Company under the 1996 Amended and Restated Stock Option/Stock Issuance Plan.

    In October 1997, the Company drew down $3,500,000 of the $7,000,000 available under the IWCH Pakistan Facility. As a result, the number of shares of the Company's Common Stock issuable upon exercise of the Pakistan Liquidity Warrants increased.

    In November 1997, pursuant to the terms of the IWCH Pakistan Facility, the number of shares of the Company's Common Stock issuable upon exercise of the Initial Pakistan Warrants increased from 253,406 shares to 501,162 shares because the Company failed to file a registration statement for a proposed public offering of shares of its Common Stock with the Securities and Exchange Commission on or before October 31, 1997. As a result, pursuant to the terms of the Unit Warrants, the number of shares of the Company's Common Stock issuable upon exercise of the Unit Warrants increased by an aggregate of 29,062 shares to an aggregate of 2,875,079 shares.

    INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION AND DISCUSSED IN THE "RISK FACTORS" SECTION INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 15, 1997.

INTRODUCTION

    The principal operating companies in which the Company holds an interest provide cellular services in China, Pakistan and Indonesia and SMR services in Brazil. As of September 30, 1997, these operating companies had licenses or cooperative arrangements with licensees covering an estimated 863 million POPs which, based on the Company's equity interests in such operating companies, represented an estimated 240 million equity POPs. As of September 30, 1997, these operating companies, which are generally in the early stages of operating and expanding their networks, served an aggregate of approximately 201,000 subscribers.

    In August 1997, the Company acquired a 20% indirect interest in Mobilink. Such acquisition together with the acquisition of SDL in November 1996 has provided growth in the subscribers of the Company's principal operating companies subscribers from 17,000 as of September 30, 1996 to 112,000 as of September 30, 1997.

    The Company has reported net losses for each fiscal year since the date of its organization. As the Company continues to make investments accounted for under the equity method or on a consolidated basis and given that the Company may exercise an existing option to increase its equity interest in Mobilink and is negotiating an option to increase its interest in Mobisel, the Company anticipates that its net losses will increase significantly for the foreseeable future.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

    The Company recognized $532,000 of operating revenues and $541,000 of cost of revenues for the nine month period ended September 30, 1996 as compared to $3.3 million in operating revenues, offset by cost of revenues of $3.1 million, for the corresponding period in 1997, represented by the consolidated commercial operations of TeamTalk, the Company's wholly owned SMR operating company in New Zealand. There are no other significant revenues or costs of revenues recognized by the Company. The Company anticipates that the operating revenues and costs of revenues will continue to increase as the Company continues to expand and develop its consolidated commercial network operations.

    The Company's selling, general and administrative expenses increased from $10.6 million for the nine month period ended September 30, 1996 to $23.6 million for the corresponding period in 1997, an increase of 122.7%. This increase was primarily due to an increase in selling, general and administrative expenses associated with the Company's consolidated SMR operations, consisting principally of TeamTalk and SRC and an increase in corporate overhead. The Company's own general and administrative expenses increased from $7.4 million for the nine months ended September 30, 1996 to $12.0 million for the corresponding period in 1997, an increase of 60.8%.
The Company experienced continued growth in its own general and administrative expenses as the Company expanded its corporate and regional operations to manage the growth in the local wireless businesses and recognized a management advisory expense of $2.3 million in connection with the Vanguard Warrant/Option Exchange. The selling, general and administrative expenses of the consolidated SMR operations increased from $3.2 million for the nine month period ended September 30, 1996 to $11.6 million for the corresponding period in 1997, an increase of 268.6%. These entities continued to develop their SMR operations and expand their services resulting in the increase in selling, general and administrative expenses.

    The Company's equity in losses of affiliates increased from $5.5 million for the nine month period ended September 30, 1996 to $27.3 million for the corresponding period in 1997, an increase of 395.4%. The Company recorded an equity loss of $10,909,000, which includes a write-down of $7,683,000, in the Company's equity investment in Prismanet to the Company's estimate of the net realizable value of this investment. The Company believes that a significant impairment in value has occurred due to its recent determination that there are diminished prospects for the allocation of additional spectrum at a different frequency band to Prismanet by the government of Malaysia in the foreseeable future. This allocation of additional spectrum is believed by the Company to be critical to support the value of Prismanet's business as proposed to be conducted. The management of Prismanet has since undertaken an extensive review of Prismanet's business plan, the results of which are yet to be determined. Also, the Company has recognized the increase in the underlying operating losses of Mobisel and SDL.

    The Company's equity in losses of affiliates attributable to its 19.8% indirect interest in Mobisel increased from $1.8 million for the nine month period ended September 30, 1996 to $10.7 million for the corresponding period in 1997 as Mobisel continued to expand its operations and build-out its nationwide cellular network. As part of its expansion effort, Mobisel experienced significant growth in its promotional selling expenses and its general and administrative expense base increased in order to meet the anticipated growth in its operations. In addition, Mobisel's interest expense increased for the nine month period ended September 30, 1997 as Mobisel had fully drawn down the $60.0 million credit facility arranged in October 1996 to finance the construction of its nationwide network. Also, in order to finance this expansion effort, Mobisel entered into, and utilized the majority of, a syndicated short-term notes facility arranged in January 1997. These funds enabled Mobisel to continue to build-out its nationwide cellular network and were also utilized for general corporate purposes. Lastly, Mobisel recognized significant foreign exchange translation losses associated with the remeasurement of its U.S. dollar-denominated credit facility due to the devaluation of the Indonesian Rupiah during the nine month period ended September 30, 1997.

    The Company's equity in losses of affiliates attributable to its 40% indirect interest in SDL, which the Company acquired in November 1996, was $4.5 million for the nine month period ended September 30, 1997. SDL's operating losses are anticipated to increase for the foreseeable future as SDL continues to expand its operations in China.

    The Company's interest expense increased from $2.7 million for the nine month period ended September 30, 1996 to $13.9 million for the corresponding period in 1997. The increase in interest expense was primarily due to interest expense associated with the Unit Offering, which occurred in August 1996.

    The Company's interest income increased from $937,000 for the nine month period ended September 30, 1996 to $1.5 million for the corresponding period in 1997. The increase in interest income was primarily due to the higher cash and cash equivalents balances of the Company as derived from the proceeds of the Unit Offering.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

    The Company recognized $349,000 of operating revenues and $361,000 of cost of revenues for the three month period ended September 30, 1996 as compared to $2.3 million in operating revenues, offset by cost of revenues of $1.8 million, for the corresponding period in 1997, represented by the consolidated commercial operations of TeamTalk. There are no other significant revenues or costs of revenues recognized by the Company. The Company anticipates that operating revenues and costs of revenues will continue to increase as the Company continues to expand and develop its consolidated network operations that are, or will become, commercial.

    The Company's selling, general and administrative expenses increased from $4.3 million for the three month period ended September 30, 1996 to $7.9 million for the corresponding period in 1997, an increase of 85.4%. This increase was primarily due to an increase in selling, general and administrative expenses associated with the

Company's consolidated SMR operations, consisting principally of TeamTalk and SRC and an increase in corporate overhead. The Company's own general and administrative expenses increased from $2.4 million for the three months ended September 30, 1996 to $3.4 million for the corresponding period in 1997, an increase of 40.5%. The Company experienced continued growth in its own general and administrative expenses as the Company increased its corporate and regional operations to manage the growth in its local wireless businesses. The selling, general and administrative expenses of the consolidated SMR operations increased from $1.9 million for the three month period ended September 30, 1996 to $4.5 million for the corresponding period in 1997, an increase of 142.4%. These consolidated entities continued to develop their SMR operations and expand their services resulting in the increase in selling and administrative expenses.

    The Company's equity in losses of affiliates increased from $2.5 million for the three month period ended September 30, 1996 to $17.4 million for the corresponding period in 1997, an increase of 590.9%. The Company recorded an equity loss of $8,885,000, which includes a write-down of $7,683,000, in the Company's equity investment in Prismanet to the Company's estimate of the net realizable value of this investment. The Company believes that a significant impairment in value has occurred due to its recent determination that there are diminished prospects for the allocation of additional spectrum at a different frequency band to Prismanet by the government of Malaysia in the foreseeable future. This allocation of additional spectrum is believed by the Company to be critical to support the value of Prismanet's business as proposed to be conducted. The management of Prismanet has since undertaken an extensive review of Prismanet's business plan, the results of which are yet to be determined.

    The Company's equity in losses of affiliates attributable to its indirect 19.8% interest in Mobisel increased from $1.1 million for the three month period ended September 30, 1996 to $6.1 million for the corresponding period in 1997 as Mobisel continued to expand its operations and build-out its nationwide cellular network. As part of its expansion effort, Mobisel experienced growth in its promotional selling expenses and furthermore its general and administrative expense base increased in order to meet the anticipated growth in its operations. In addition, Mobisel's interest expense increased for the three month period ended September 30, 1997 as Mobisel had fully drawn down the $60.0 million credit facility arranged in October 1996 to finance the construction of its nationwide network. Also, in order to finance this expansion effort, Mobisel entered into, and utilized the majority of, a syndicated short-term notes facility arranged in January 1997. These funds enabled Mobisel to continue to build-out of its nationwide cellular network and were also utilized for general corporate purposes. Lastly, Mobisel recognized significant foreign exchange translation losses associated with the remeasurement of its US Dollar-denominated credit facility due to the devaluation of the Indonesian Rupiah during the three month period ended September 30, 1997.

    The Company's equity in losses of affiliates attributable to its 40% interest in SDL, which the Company acquired in November 1996, was $1.8 million for the three month period ended September 30, 1997. SDL's operating losses are anticipated to increase for the foreseeable future as SDL continues to expand its operations in China.

    The Company's interest expense increased from $2.5 million for the three month period ended September 30, 1996 to $5.1 million for the corresponding period in 1997. The increase in interest expense was primarily due to interest expense associated with the Unit Offering which occurred in August 1996.

The Company's interest income decreased from $513,000 for the three month period ended September 30, 1996 to $399,000 for the corresponding period in 1997. The decrease in interest income was primarily due to a reduction in the cash and cash equivalent balances, as derived from the Unit Offering in August 1996, available for investment in short-term interest bearing securities during the period.

IMPACT OF INFLATION AND CURRENCY FLUCTUATION

    Many developing countries have experienced substantial, and in some periods extremely high, rates of inflation and resulting high interest rates for many years. They have also experienced significant fluctuations in their exchange rates. In addition, many of the currencies of developing countries have experienced steady, and in some currencies, substantial devaluations relative to the U.S. dollar. For example, since mid-1997, a number of currencies of Southeast Asia countries, including Indonesia and Malaysia, have experienced significant declines in their exchange rates relative to the U.S. Dollar. Such inflation and devaluations have had, and may continue to have significant negative effects on the economies and securities markets of certain developing countries, and could have material adverse effect on the

Company's operating companies in such countries, including an adverse effect on their subscriber levels and on their ability to obtain financing. Because tariffs in many of the countries in which the Company's operating companies operate are regulated, such operating companies may not always be able to increase tariffs in response to inflation or currency devaluations, which could have a material adverse effect on the results of operations of such operating companies.

    The U.S. dollar-denominated value of the Company's investment in an operating company or other wireless project is partially a function of the currency exchange rate between U.S. dollar and the applicable local currency. In addition, the Company's operating companies will report their results of operations in the local currency and, accordingly, the Company's results of operations will be affected by changes in currency exchange rates between those currencies and the U.S. dollar. In general, the Company does not hedge against foreign currency exchange rate risks. As a result, the Company may experience economic loss with respect to its investments and fluctuations in its results of operations solely as a result of currency exchange rate fluctuations. The Company does not carry currency convertibility risk insurance.

    To the extent that the Company's operating companies commence, or have commenced, commercial operations, any revenues they generate will generally be received by such operating companies in the local currency. By contrast, many significant liabilities of such operating companies (such as liabilities for the financing of telecommunications equipment) may be payable in U.S. dollars or in currencies other than the local currency. As a result, any devaluation in the local currency relative to the currencies in which such liabilities are payable could have a material adverse effect on the Company. In addition, certain operating companies may have U.S. dollar denominated debt financings. It is typical that the operating companies attempt to obtain local currency denominated financings when available, although certain entities are only able to obtain U.S. dollar-denominated funding. The primary foreign currency to which the Company is exposed is the Indonesian Rupiah. As discussed in more detail later, Mobisel, the Company's national cellular operating company in Indonesia, has incurred U.S. dollar debt through its credit facility with Nissho Iwai. Further, it is anticipated that substantial additional U.S. dollar debt will be sought to fund future capital expenditures of Mobisel. Revenues to repay such U.S. dollar debt will be denominated in the Indonesian Rupiah. Recently the Indonesian Rupiah fluctuated unfavorably against the U.S. dollar in conjunction with other currencies in Asia, and as a result, the amounts outstanding under the Nissho Iwai credit facility increased substantially on an Indonesian Rupiah-denominated basis. As a consequence, Mobisel will have to increase operating revenues to compensate for this unfavorable fluctuation or absorb the impact of this foreign exchange exposure in their current and future operations. Although the Company and its operating companies attempt to match assets and liabilities, to the extent possible, it is not always possible due to sovereign foreign capital restrictions or the availability of credit facilities in currencies other than the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES

   To date, the Company has funded its cash requirements primarily through the use of the net proceeds of a series of Preferred Stock private placements, bridge loans and the Unit Offering. Except for the Pakistan Bridge Facility, the bridge loans have generally been converted into Preferred Stock. The proceeds from these financings were mainly used to fund the Company's investments in its operating companies and other wireless projects, to provide working capital and for general corporate purposes. As of December 31, 1996 and September 30, 1997, the Company had cash and cash equivalents balances of $41.6 million and $6.5 million, respectively.

   The Company has generated negative cash flow from operations since inception, and its operating companies and other wireless projects are not expected to provide any positive cash flow or any cash distributions to the Company for the foreseeable future. See "--Additional Factors that May Affect Future Results--Company Level Risks--Negative Operating Cash Flow; Dependence on Additional Financing; No Commitments for Additional Financing" and "--Additional Factors that May Affect Future Results--Company Level Risks--Holding Company Structure; Limitations on Access to Cash Flow of Operating Companies." As a result, the Company is and will remain dependent upon raising funds from outside sources to fund its working capital needs, investments in its operating companies and other wireless projects, to repay the Notes and any other indebtedness it may incur when it becomes due and payable and other cash requirements.

   The Company believes that its existing cash balance is sufficient to meet its minimum operating and contractual obligations through the end of June 1998. However, the Company will require additional financing prior to such date to meet its business objective of participating in additional capital calls of the operating companies, including the second subscription of SDL shares for an aggregate subscription price of $19,000,000, to finance expansion of their respective operations. The Company has no commitments or arrangements for additional financing, and there can be no assurance that this additional financing will be available to the Company on acceptable terms when required by the Company or at all. The Company's inability to obtain such additional financing on acceptable terms would have a material
adverse effect on the Company.   See "--Additional Factors that May Affect
Future Results--Company Level Risks--Negative Operating Cash Flow; Dependence on Additional Financing; No Commitment for Additional Financing."

   Historically, the Company and its partners have typically funded initial investments in its operating companies and other wireless projects through capital contributions either in the form of equity or shareholder loans. When such projects have become operational, the Company has sought to fund their ongoing development using third-party financing, preferably on a non-recourse basis to the Company.

   Mobisel has obtained a $60.0 million credit facility from Nisso Iwai. This facility is secured by all of Mobisel's assets and a pledge of all of the Mobisel capital stock held by RHP and has also been guaranteed by RHP. Borrowings under the credit facility with Nissho Iwai are to be used solely for the implementation and construction of Mobisel's network. Borrowings outstanding under this credit facility must be repaid in six equal semi-annual installments commencing in May 1998. Mobisel will require substantial additional financing to complete its planned capital expenditures through 1998 and for other working capital needs. Accordingly, Mobisel has commenced discussion with a number of potential financing sources in order to obtain additional financing. Mobisel entered into a syndicated short-term notes facility agreement in January 1997 with PT Bank Unum Servitia, as arranger, whereby the banks agreed to purchase Indonesian Rupiah ("Rp") 60,000,000,000 of short-term notes and interest notes of Rp15,000,000,000 (in aggregate approximately $22.8 million as at September 30, 1997). Borrowings outstanding under this short-term notes facility must be repaid in February 1998. These short-term notes and interest notes will have a repayment priority to the existing loans outstanding. Mobisel is currently in discussion with a variety of financial arrangers. The Company is actively working with its local partners to establish a short and medium term financing plan for Mobisel. Lastly, the RHP shareholders have contributed $1.1 million in shareholder loans and it is anticipated that the shareholders will be required to provide additional financial support in the short-term permitting Mobisel to address its short term cash constraints. See "--Additional Factors that May Affect Future Results--Project Level Risks--Negative Operating Cash Flow; Dependence on Additional Financing; No Commitment for Additional Financing."

   Prismanet has arranged a Malaysian Ringgit ("RM") 91.0 million (approximately $28.0 million as at September 30, 1997) credit facility through a syndicate of Malaysian banks. This facility is secured by substantially all of Prismanet's assets and a pledge of all of the capital stock of Prismanet held by the Company and Prismanet's other shareholders. In addition, the facility has been guaranteed by Shubila Holding Sdn. Bhd., the 60% owner of Prismanet, and certain directors of Prismanet (including a former officer of the Company). Also, Prismanet has agreed to assign to and deposit with the banks all of its cash, including revenues, loan drawings and shareholder advances. In addition to pledging their capital stock in Prismanet, the Company and the other Prismanet shareholders have entered into a "keep well" covenant pursuant to which they have agreed (i) to ensure that Prismanet remains solvent and able to meet its financial liabilities when due, and (ii) to ensure the timely completion of its wireless local loop project and to make additional debt or equity investments in Prismanet necessary to meet any cost overruns. Accordingly, the Company and other Prismanet shareholders could be jointly or severally liable for amounts payable under the credit facility in the event of default by Prismanet. Borrowings outstanding under this credit facility must be repaid in eleven semi-annual installments beginning October, 1997. As of September 30, 1997, this facility was fully drawn down and it is the intention of the Company and its partners to seek additional third party debt financing to fund Prismanet's capital expenditures and to refinance outstanding indebtedness under the credit facility. Subsequent to September 30, 1997, the Company, consistent with its write-down in its investment in Prismanet, decided it would not participate in a RM20.0 million capital contribution, and accordingly, agreed to reduce its equity investment in Prismanet. Initially Shubila Holding Sdn. Bhd. has agreed to contribute the Company's pro rata share of its capital contribution whereby the Company's equity investment will be reduced to 25.0%. In addition, Shubila Holding Sdn. Bhd. has the option to fund sufficient additional funds to reduce our ultimate holdings in Prismanet to 22.5%.

   In August 1997, the Company completed the Pakistan Bridge Facility with TDI and VCFC, whereby the Company received written commitments from these and certain other stockholders of the Company for an aggregate amount of $29 million in exchangeable bridge loans. The Pakistan Facilities comprise: (A) the $22 million PWH Pakistan Facility, and (B) the $7 million IWCH Pakistan Facility that is available to the Company for general corporate and other purposes. The PWH Pakistan Facility which was fully drawn in August 1997 for the specific purpose of funding the cash portion of the purchase price of the Company's investment in Mobilink and the Company's pro rata share of the shareholder capital calls and shareholder loans required to finance the operations of Mobilink. The Pakistan Bridge Facility contains significant restrictions on the Company's ability to raise additional debt or equity financing until all amounts outstanding under the Pakistan Facilities are repaid in full.

   SDL has funded its current operating and capital expenditures through borrowings under a $7.0 million credit facility from Bank Bira, and $8 million and $20 million credit facilities from The Toronto-Dominion Bank. In addition, IWC China loaned $4.3 million to SDL during the nine month period ended September 30, 1997. SDL continues to require substantial financial resources to fund its commitments through 1998. SDL is currently in negotiations to finance its operations and capital expenditures with certain vendors and financial institutions. The failure of SDL to obtain additional financing would have a material adverse effect on its ability to conduct business.

   Following a recent review of its investment and operating strategy, the Company has decided to focus its resources on developing its larger cellular and SMR investments. As part of this realignment and in order to raise additional capital, the Company proposes to sell all or a portion of its interests in TeamTalk, Mobilkom and UTS. The Company anticipates that the sale or partial sale of these three investments will occur within the next 12 months. However, in part because there exists no public market for the Company's ownership interests in these investments, there can be no assurance that any of these investments will be sold upon terms acceptable to the Company within such time period or at all.

    The businesses of the Company's operating companies and other wireless projects are capital intensive and will require continuing sources of outside financing to fund working capital needs, capital expenditures and other cash requirements. In particular, SDL and Mobisel will require substantial additional financing in order to complete planned capital expenditures. However, there can be no assurance that the Company's operating companies and the other projects will be able to obtain required additional financings on acceptable terms or at all, which could have a material adverse effect on the Company. In addition, there can be no assurance that the operating companies will be able to pay their indebtedness or other liabilities when due. See "--Additional Factors that May Affect Future Results--Project Level Risks--Negative Operating Cash Flow; Dependence on Additional Financing."

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    THE COMPANY OPERATES IN A RAPIDLY CHANGING ENVIRONMENT THAT INVOLVES A NUMBER OF RISKS, SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL. THE FOLLOWING DISCUSSION HIGHLIGHTS SOME OF THESE RISKS. THESE RISKS SHOULD BE READ IN CONJUNCTION WITH THE "RISK FACTORS" SECTION INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") ON APRIL 15, 1997.

     IN ADDITION, SINCE THE FILING OF SUCH ANNUAL REPORT ON FORM 10-K, THE COMPANY HAS UNDERTAKEN A REALIGNMENT OF ITS BUSINESS STRATEGY AWAY FROM ITS SMALLER PROJECTS AND HAS DECIDED TO FOCUS ITS RESOURCES TOWARD LARGER-SCALE PROJECTS, PARTICULARLY CELLULAR PROJECTS, IN WHICH THE COMPANY DIRECTLY OR EFFECTIVELY EXERCISES SIGNIFICANT OPERATIONAL CONTROL. ACCORDINGLY, THE FOLLOWING RISKS SHOULD ALSO BE READ IN LIGHT OF SUCH REVISED BUSINESS STRATEGY.

COMPANY LEVEL RISKS

CONTINUING LOSSES; LIMITED OPERATING HISTORY

The Company has incurred net losses since its inception and had an accumulated stockholders' deficit of approximately $73.7 million as of September 30, 1997. The Company anticipates that its net losses will increase in the foreseeable future, and there can be no assurance as to whether or when the Company's operations will become profitable. See "--Results of Operations." The Company has a limited operating history. Since its inception in January 1992, the Company's activities have been concentrated primarily in the early stage development of its wireless projects, including the selection of local partners, the formation of operating companies and the pursuit of operating licenses.

NEGATIVE OPERATING CASH FLOW; DEPENDENCE ON ADDITIONAL FINANCING; NO COMMITMENTS FOR ADDITIONAL FINANCING

    The Company used cash in operations and investing activities of $73.2 million for the year ended December 31, 1996, and $51.9 million for the nine months ended September 30, 1997, and expects such negative cash flows to continue and likely increase in the foreseeable future. Because of such negative cash flow and negative working capital and the capital intensive nature of the Company's business, the Company will continually require additional sources of outside debt and equity financing to fund its working capital needs, investments and other cash requirements. In particular, the Company will require additional financing prior to June 30, 1998, to meet currently anticipated requirements for working capital and investments in its operating companies and other wireless projects. In addition, the Company may pursue additional investment opportunities for wireless projects that are consistent with the recent realignment of its business strategy and anticipates that additional sources of financing would be required in order to fund those investments, if any. However, the Company has neither received commitments nor completed arrangements for additional financing, and there can be no assurance that any additional debt or equity financing will be available to the Company on acceptable terms when required by the Company or at all. If adequate sources of additional financing are not available, the Company may be forced (i) to delay, scale back or eliminate one or more of its projects, (ii) to suffer a significant dilution of its equity interest or loss of value in one or more of its investments, or (iii) to liquidate one or more of its investments. In addition, the Company may be unable to repay its liabilities (including the Notes) as they become due, and may be unable to meet its working capital and other cash requirements. Accordingly, the Company's inability to obtain such additional financing would have a material adverse effect on the Company. In order to secure financing for certain operating companies, Vanguard has in the past provided certain guarantees on behalf of the Company. However, Vanguard is not obligated to provide such guarantees and there can be no assurance that Vanguard will continue to provide such guarantees in the future, which could have a material adverse effect on the Company.

SUBSTANTIAL LEVERAGE

    The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' equity, including its redeemable convertible Preferred Stock. As of September 30, 1997, the Company's long term debt was $110.4 million, and its stockholders' deficit and redeemable convertible Preferred Stock were $73.7 million and $104.7 million, respectively. The high level of the Company's indebtedness will have important consequences, including (i) limitations on the Company's ability to obtain additional debt financing in the future and (ii) limitations on the Company's flexibility in reacting to changes in the industry and economic conditions generally. In addition, most of the existing operating companies and other wireless projects will not be subject to any limitations restricting the incurrence of additional indebtedness, and, to the extent that the Company is successful in its strategy of obtaining additional financing at the operating company or other wireless project level, the amount of such indebtedness could increase substantially, which may have consequences similar to those described in clauses (i) and (ii) above with respect to the Company.

RISK OF INABILITY TO REPAY NOTES AT MATURITY

    The Company has had net losses and has generated negative cash flow from operations since inception. Further, as discussed below under "--Holding Company Structure; Limitations on Access to Cash Flow of Operating
Companies," the Company does not expect that it will generate positive cash flow through dividends or other distributions from its operating companies for the foreseeable future. Accordingly, the Company's ability to repay the Notes and any other indebtedness which it may incur from time to time at maturity will be dependent on developing one or more sources of financing prior to the maturity of such indebtedness. The Company may, among other things, (i) seek to refinance all or a portion of such indebtedness at maturity through sales of additional debt or equity securities of the Company or other borrowings, (ii) seek to sell all or a portion of its interests in one or more of its operating companies or other wireless projects (subject to the restrictions described below under "--Company Level Risks--Restrictions on Transfer of Ownership Interests") or (iii) negotiate with its financial and strategic partners to permit the cash, if any, produced by the operating companies to be distributed to equity holders. There can be no assurance that the Company will be successful in achieving any of the foregoing alternatives.

In addition, a default under the Notes or such other indebtedness as the Company may incur in the future, for example, could in turn permit lenders under Prismanet's Malaysian RM 91 million (approximately $28 million at September 30, 1997) senior credit facility, and possibly under other debt instruments of the operating companies, to declare borrowings outstanding thereunder to be due and payable pursuant to cross-default clauses, permitting the lenders under such debt instruments to proceed against any collateral pledged as security therefor. Any failure by the Company to repay the Notes when due would have a material adverse effect on the Company.

RISK OF GOVERNMENTAL ACTIONS RESULTING IN VIOLATION OF INDENTURE

    The Indenture pursuant to which the Notes were issued, contains covenants that impose certain requirements with respect to sales or other dispositions of assets with a fair market value in excess of $500,000 (including capital stock in operating companies and in other wireless projects) by the Company and certain subsidiaries of the Company ("Asset Sales"). Among other things, the Indenture requires that at least 85% of the consideration for an Asset Sale be in cash and that the Company receive consideration equal to the fair market value of the assets in question. However, if an Asset Sale occurs because of governmental action (for example, by expropriation or confiscation), or in certain other circumstances including, among other things, a sale of the Company's investment in certain operating companies compelled by other stockholders of such operating company or pursuant to rights granted to certain bank lenders of certain operating companies, the requirement that the Company receive fair market value for the assets shall be deemed to have been satisfied to the extent that the difference between the fair market value of such assets and the actual consideration received in such Asset Sale (and all other Asset Sales subject to this exception) is less than 10% of the "total market value of equity" of the Company. However, if an Asset Sale is compelled by governmental action, the Indenture still requires that at least 85% of the consideration be in cash.

    In certain of the countries in which the Company has made investments, there is a risk that the Company's investments may be confiscated or expropriated by governmental authorities. See "--Project Level Risks--Risks Inherent in Foreign Investment." To the extent that the consideration, if any, received by the Company in connection with these expropriations or confiscations failed to satisfy the covenants under the Indenture, such a violation will be deemed an event of default under the Indenture entitling the holders of the Notes to demand immediate repayment thereof and to proceed against their collateral, which would have a material adverse effect on the Company.

HOLDING COMPANY STRUCTURE; LIMITATIONS ON ACCESS TO CASH FLOW OF OPERATING COMPANIES

    IWCH is a holding company with no business operations of its own. All of the operations of IWCH are conducted through its wholly owned subsidiary, IWC, and its affiliated companies, which are separate and distinct legal entities and have no obligation, contingent or otherwise to make any funds available to IWCH to enable it to make investments in operating companies or other wireless projects, meet working capital needs or other liabilities of IWCH (including liabilities under the Notes), or for any other reason. In addition, most of the operating companies have generated negative cash flow from operations, and the Company expects that most operating companies will continue to generate negative cash flow from operations for the foreseeable future. Further, to the extent that any of the operating companies generates positive cash flow, the Company may be unable to access such cash flow because (i) it owns 50% or less of the equity of most of such entities and, therefore, does not have the requisite control to cause such entities to pay dividends to their equity holders; (ii) certain of such entities are currently or may become parties to credit or other borrowing agreements that restrict or prohibit the payment of dividends, and such entities are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future; (iii) the Company expects that its operating companies will generally reinvest all of their cash flow in development opportunities for the foreseeable future; and/or (iv) some of the countries in which such entities conduct business, tax the payment and repatriation of dividends or otherwise restrict the repatriation of funds. As a result, the Company does not expect that it will be able to generate any significant cash flow through dividends or other distributions from the operating companies in the foreseeable future, and there can be no assurance that the Company will be able to generate any significant cash flow from the operating companies at any time in the future.

RESTRICTIONS ON TRANSFER OF OWNERSHIP INTERESTS

    The Company's ability to sell or transfer its ownership interests in its operating companies and other wireless projects (i) is generally subject to limitations contained in the agreements between the Company and its local partners including, in certain cases, complete prohibitions on sales or transfers for a period of years, co-sale rights and/or rights of first refusal and (ii) may be subject to provisions in local operating licenses and local governmental regulations that, in certain cases, prohibit or restrict the transfer of the Company's ownership interests in such operating companies and other wireless projects. Moreover, the Company and its local partners have in the past been required to pledge their capital stock in certain operating companies to secure credit facilities obtained by those operating companies, and the Company may be prohibited from transferring or otherwise disposing of such capital stock so long as it is pledged as collateral for those credit facilities. In addition, none of the operating companies or other wireless projects currently has any publicly traded securities and there can be no assurance that in the future there will be either a public or private market for the securities of the Company's operating companies or other wireless projects. As a result, the Company's ability to liquidate any or all of its investments may be substantially limited and there can be no assurance that the Company will be able to do so in a timely manner, or at all in the event that the Company is required to do so in order to satisfy its cash needs, including providing funds for investments and repayment of indebtedness. Moreover, even if any sales are completed, the prices realized on those sales could be less than the Company's investment, and there may be substantial local taxes imposed on the Company in the case of any such sales and, in any event, there can be no assurance that there will not be substantial taxes or other restrictions on the ability of the Company to repatriate any amounts realized upon the sale of any such investments. In addition, certain of the operating companies and other wireless projects are or may be parties to credit agreements that restrict their ability to pay dividends or make other distributions to their equity investors, and the Company's local partners, by virtue of their majority ownership interest in the operating companies and other wireless projects, generally have the right to determine the timing and amount of any such dividends or distributions.

LIMITS ON CONTROL OF OPERATING COMPANIES AND OTHER WIRELESS PROJECTS

    Although the Company controls or exerts significant influence over its operating companies and other wireless projects, the Company is subject to significant contractual, regulatory or other restrictions. In most cases, the Company's local partners in the operating companies and other wireless projects have veto powers over significant operational, financial and management matters that may preclude the Company from controlling or directing the operations of such entities and implementing strategies that it favors, including strategies involving the expansion or development of projects or the pursuit of certain financing alternatives. Moreover, SDL is prohibited by Chinese law from operating or managing any of its telecommunications ventures in China, which limits its influence over all project matters. See "--Project Level Risks--Risks Inherent in Foreign Investment". In addition, regardless of whether it holds a majority or minority interest, the Company may be unable to access the cash flow, if any, of its operating companies and other wireless projects as a result of contractual, regulatory and other limitations. See "--Holding Company Structure; Limitations on Access to Cash Flow of Operating Companies."

RISKS INHERENT IN GROWTH STRATEGY

    The Company has grown rapidly since inception, and as of September 30, 1997, had operating companies or other wireless projects in 11 foreign countries. Subject to the availability of additional financing, the Company anticipates that it may make additional investments in wireless projects in other foreign countries and is actively seeking and evaluating new investment opportunities in foreign countries where it currently has operating companies or other wireless projects. This strategy raises risks inherent in assessing the value, strengths and weaknesses of development opportunities, in evaluating the costs and uncertain returns of building and expanding the facilities for operating systems and in integrating and managing the operations of additional operating systems. The Company's growth strategy will place significant demands on the Company's operational, financial and marketing resources and on its management. Any failure to manage the Company effectively could have a material adverse effect on the Company.

RISK OF REGISTRATION UNDER INVESTMENT COMPANY ACT OF 1940

    Because the Company often acquires minority ownership positions in operating companies and development stage projects, there is a risk that these ownership positions could be deemed to be investment securities and that the Company could be characterized as an investment company under the Investment Company Act of 1940 (the "Investment Company Act"). Due to the Company's active role in developing and managing the operating companies and its contractual rights as an equity holder, the Company believes that a substantial majority of its interests in the operating companies are the equivalent of joint venture interests rather than investment securities. Therefore, the Company believes that it is not an investment company and intends to continue its business and conduct its operations so as not to become subject to the Investment Company Act. If the Commission or its staff were to take the position, or if it were otherwise asserted, that the Company is an investment company, the Company could be required either (i) to liquidate its investments in one or more operating companies or other wireless projects and change the manner in which it conducts its operations to avoid being required to register as an investment company or (ii) to register as an investment company. If the Company were required to register under the Investment Company Act, it would be subject to substantial regulations with respect to capital structure, operations, transactions with affiliates and other matters. In addition, a determination that the Company is subject to the Investment Company Act would constitute an event of default under the Indenture and permit acceleration of the Notes. If the Company were found to be an investment company but was not registered under the Investment Company Act, the Company would be prohibited from, among other things, conducting public offerings in the U.S. or engaging in interstate commerce in the U.S., the Company would be subject to monetary penalties and injunctive relief in an action brought by the Commission, and certain contracts to which the Company is a party (including the Indenture and the Notes) might be rendered unenforceable or subject to rescission by any party thereto. As a result, any determination that the Company is an investment company would have a material adverse effect on the Company and would likely require that the Company cease operations.

CONTROL OF THE COMPANY

    At September 30, 1997, Vanguard beneficially owned approximately 36.1% of the Company's equity. Vanguard has provided and continues to provide a number of services to the Company relating to the formation, development and operation of wireless communications services, including identification and evaluation of wireless communications opportunities, review of business and technical plans and assistance in training operating company personnel. Vanguard has the right to elect three of the ten members of the Company's Board of Directors and currently has three representatives on such Board, including Haynes G. Griffin, Chairman of the Board of Directors. As a result, Vanguard may have the ability to effectively control the Company and direct its business and affairs. In addition, such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

CONFLICTS OF INTEREST

    Vanguard is not precluded from competing with the Company by itself or through affiliates from developing, owning and/or operating international wireless communications businesses, including businesses that use the same or similar technologies or provide the same services as the Company's existing and future operating companies. This is true even though the Company acquired substantially all of Vanguard's interests in its international wireless projects in December 1995. Further, although many of the agreements governing the relationship between the Company and its local partners contain preemptive rights, rights of first refusal and/or rights of co-sale with respect to the sale of shares in the Company's joint ventures, Vanguard is not precluded from co-investing with the Company in such joint ventures. For example, in April 1997, Vanguard purchased a 7% equity interest in SDL directly from STHL, the Company's local partner in SDL, and in August 1997, Vanguard co-invested with the Company in Mobilink and acquired a 6% indirect equity interest in Mobilink.

    In addition, in May 1997, the Company and Vanguard consummated a transaction, pursuant to which Vanguard surrendered warrants to purchase shares of Preferred Stock of the Company in exchange for the issuance of a warrant to purchase Common Stock of the Company at $0.25 per share issued to Vanguard and options to purchase Common Stock of the Company at $9.375 per share issued to various members of the management of Vanguard, including two individuals who currently serve as directors of the Company (the "Vanguard Warrant/Option Exchange"). In addition, Vanguard has in the past provided certain guarantees of indebtedness of operating companies on behalf of the Company. In particular, in September 1997, Vanguard provided a guarantee of certain indebtedness of SDL on behalf of IWC China and received a warrant to purchase 68,819 shares of the Company's Common Stock as consideration for such guarantee. Although the directors designated by Vanguard may abstain from voting on matters in which the interests of the Company and Vanguard are in conflict, they are not obligated to do so, and the Company has not adopted any formal policies or procedures designed to prevent actual conflicts of interest from occurring. As a result, the presence of potential or actual conflicts could affect the process or outcome of Board deliberations. There can be no assurance that such conflicts of interest will not materially adversely affect the Company. Further, other stockholders of the Company and their affiliates have engaged, or may in the future engage, in transactions with the Company or its operating companies or other wireless projects and participate in wireless communications businesses that are competitive with those of the Company.

DEPENDENCE ON KEY PERSONNEL

    The success of the Company and its growth strategy depends in large part on the ability of the Company to attract and retain key management, marketing and operating personnel at each of the Company, operating company and other wireless project levels. There can be no assurance the Company will be able to attract and retain the qualified personnel needed for its business, particularly because of the amount of international travel required of the Company's managers and because experienced local managers are often unavailable. In addition, the loss of the services of one or more members of its senior management team, particularly John D. Lockton or Hugh B. L. McClung, could have a material adverse effect on the Company. The Company does not have any key man life insurance on any of its executive officers.

REPORTING STANDARDS; FINANCIAL STATEMENTS OF OPERATING COMPANIES; TIMELY COMPLIANCE WITH INFORMATIONAL AND FILING REQUIREMENTS

    Companies in developing countries are subject to accounting, auditing and financial standards and requirements that differ, in some cases significantly, from those applicable to U.S. companies. In addition, there may be substantially less publicly available information about companies in a developing country than there is about U.S. companies. The Company's ability to comply with the informational and filing requirements of the Indenture and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to which it is or will be subject will depend on the timely receipt of accurate and complete financial and other information from the Company's operating companies and other wireless projects. The failure to receive such information on a timely basis could have a material adverse effect on the Company, including preventing it from satisfying the informational and filing requirements of the Indenture and the Exchange Act.

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

RISKS INHERENT IN GROWTH STRATEGY

The Company has grown rapidly since its inception and, as of September 30, 1997, had operating companies or other wireless projects in 11 foreign countries. Subject to the availability of additional financing, the Company may make additional investments in wireless projects in other foreign countries. This strategy entails risks inherent in assessing the value, strengths and weaknesses of development opportunities, in evaluating the costs and uncertain returns of building and expanding the facilities for operating systems and in integrating and managing the operations of additional operating systems. The Company's growth strategy will place significant demands on the Company's operational, financial and marketing resources and on its management. Any failure to manage the Company effectively could have a material adverse effect on the Company.

PROJECT LEVEL RISKS

OPERATING LOSSES AND NEGATIVE CASH FLOW; DEPENDENCE ON ADDITIONAL
FINANCING/CAPITAL

    In the past, each of the Company's operating companies have generated operating losses and negative cash flow from operations, and the Company expects that certain of its operating companies will continue to generate operating losses and negative cash flow from operations for the foreseeable future. The business of the operating companies and other wireless projects is capital intensive and, in light of such anticipated negative cash flow from operations, will require continuing sources of outside financing to fund working capital needs, capital expenditures and other cash requirements. The Company's strategy is to seek such additional financing at the operating companies primarily from third parties and not from the Company or its partners. However, there can be no assurance that the operating companies and other wireless projects will be able to obtain the financing required to make planned capital expenditures, provide working capital or meet other cash needs. Failure to obtain such financing could have a material adverse effect on the Company and, among other things, could result in the loss or revocation of licenses held by the operating companies or other wireless projects or require that certain planned projects be delayed or abandoned. In particular, at September 30, 1997 a significant portion of the Company's investments had been made in six operating companies (namely Via 1, which is developing a regional SMR system in Brazil; Prismanet, which is developing a national WLL system in Malaysia; TeamTalk, which is developing a nationwide SMR system in New Zealand; Mobisel, which is developing a national cellular system in Indonesia; SDL, which is developing various regional cellular systems in China; and Mobilink, which is developing a national cellular system in Pakistan), and each of these operating companies will be required to obtain substantial additional financing in order to complete planned capital expenditures required to achieve their respective business plans.

    The failure of the operating companies and other wireless projects to obtain additional financing could have a material adverse effect on the Company and, among other things, could result in the loss or revocation of licenses held by certain of the such operating companies and other wireless projects, require that certain planned projects be delayed, scaled back or abandoned, delay or prevent growth in subscriber levels and harm relationships with local partners. For example, SDL currently requires substantial additional capital to build out its network and make required payments. The failure to obtain such capital could delay growth in adding subscribers and result in the loss of SDL's right to cooperate with its local partners in one or more of the seven provinces targeted by SDL or the Beijing municipality. Moreover, Mobisel currently lacks sufficient financing to purchase required handsets and build out its network. The failure to obtain such financing could result in the merger, sale or liquidation of Mobisel.

    In most cases, under agreements with its local partners, the Company and its partners may be required to make additional equity investments in operating companies or other wireless projects, and the Company's or such partners' inability or unwillingness to do so could result in the dilution of such party's equity interest or a significant impairment or loss of the value of the Company's investment. Moreover, the Company and its other strategic partners have in the past been required, and in the future likely will be required, to guarantee and/or pledge their respective equity interests to secure certain indebtedness of the operating companies and other wireless projects and otherwise to provide certain assurances to lenders. See "--Liquidity and Capital Resources." The Indenture contains certain restrictions on the ability of the Company to make investments in, or guarantee the indebtedness of, the operating companies and other wireless projects.

    In addition, there can be no assurance that the operating companies or other wireless projects will be able to pay their indebtedness or other liabilities when due. Any failure to pay such indebtedness or other liabilities when due could have a material adverse effect on the Company. See "--Company Level Risks--Negative Operating Cash Flow; Dependence on Additional Financing; No Commitments For Additional Financing" below. Moreover, to date, most of the debt financing obtained by the operating companies has been secured by assets of the respective operating companies, and it is likely that any debt financing the operating companies or other wireless projects obtain in the foreseeable future will also be similarly secured. The pledge of assets to secure debt financing may limit the operations of the operating companies and make it substantially more difficult to obtain additional financing from other sources.

DEPENDENCE ON LOCAL ECONOMIES; INFLATION; CURRENCY DEVALUATIONS AND
FLUCTUATIONS

The Company's operating companies are dependent, in large part, on the economies of the developing countries in which they have operations. Many developing countries have experienced substantial, and in some periods extremely high, rates of inflation and resulting high interest rates for many years, as well as significant fluctuations in their exchange rates. For example, several Latin American countries, including Brazil, experienced extremely high rates of inflation in 1993 and 1994. Recently, many of the currencies of developing countries have experienced steady devaluations of their currencies relative to the U.S. dollar. For example, since mid-1997, a number of currencies of Southeast Asian countries, including Indonesia, have experienced dramatic declines in their exchange rates relative to the U.S. dollar. Such inflation, fluctuations and devaluations have had, and may continue to have, significant negative effects on the economies and securities markets of developing countries, including rapid increases in interest rates, limited credit availability and solvency problems experienced by many companies and banks with U.S. dollar-denominated loans. Developments such as these could result in higher unemployment and slower economic growth in the countries in which the Company's operating companies do business, which in turn could have a material adverse effect on such operating companies, including an adverse effect on their subscriber levels and on their ability to obtain financing. Because tariffs in many of the countries in which Company's operating companies operate are regulated, certain operating companies may often be unable to increase tariffs in response to inflation or currency devaluations, which could have a material adverse effect on the results of operations of such operating companies. Revenues generated by the Company's operating companies are generally paid in the local currency. By contrast, many significant liabilities of such operating companies (such as liabilities for the financing of telecommunications equipment) are payable in U.S. dollars. As a result, any devaluation in the local currency relative to the U.S dollar could have a material adverse effect on such operating companies and the Company. For example, in Indonesia, a substantial part of Mobisel's debt is U.S. dollar denominated. Unless the Indonesian government allows a tariff increase, Mobisel could experience difficulties in servicing the debt, which could have a material adverse effect on Mobisel and the Company.

    The U.S. dollar-denominated value of the Company's investment in its operating companies and other wireless projects is partially a function of the currency exchange rate between the U.S. dollar and the applicable local currency. In addition, such operating companies and other wireless projects will report their results of operations in the local currency and, accordingly, the Company's results of operations may be adversely affected by changes in currency exchange rates between those currencies and the U.S. dollar. In general, the Company does not hedge against foreign currency exchange rate risks. As a result, the Company may experience economic loss with respect to its investments and fluctuations in its results of operations solely as a result of currency exchange rate fluctuations. The Company does not carry currency convertibility risk insurance.

EARLY STAGE OF DEVELOPMENT OF WIRELESS PROJECTS

    Although the Company's operating companies currently provide wireless communications services on a commercial basis, they are in the early stage of operations, have a limited number of subscribers and are expected to incur losses for a substantial period of time. The successful development and commercialization of each of the Company's operating companies and other wireless projects will depend on a number of significant financial, logistical, technical, engineering, marketing, administrative, regulatory and other factors, the outcomes of which cannot be predicted. For example, Prismanet, the Company's Malaysian WLL operating company, experienced significant delays in network deployment and its marketing plans in 1996 primarily as a result of adverse effects on Prismanet of an attempt by the Malaysian government to consolidate the Malaysian telecommunications industry. See "--Risks Inherent in Foreign Investment." As a result, the Company and its principal strategic partner in Prismanet extensively reviewed and revised Prismanet's business plan and strategy. Pursuant to this revised business plan, Prismanet applied for an allocation of additional spectrum from the Malaysian regulatory authorities in early 1997. However, Prismanet was recently informed that it would not receive such spectrum allocation in the foreseeable future, and the management of Prismanet has undertaken a second review of its business plan and strategy. Primarily as a result of the foregoing, which the Company believes has significantly diminished Prismanet's business prospects and, consequently, the value of the Company's investment in Prismanet, the Company recorded a significant write-down of its investment in Prismanet during the quarter ended September 30, 1997.

RISKS INHERENT IN FOREIGN INVESTMENT

    The Company has invested substantially all of its resources outside of the U.S. and plans to continue to invest substantially all of its resources outside of the U.S. in the future. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the private sector. In some cases, the government owns or controls
(i) companies that are or may in the future become competitors of the Company or (ii) companies (such as national telephone companies) upon which the operating companies and other wireless projects may depend for required interconnections to wireline telephone networks and other essential services, such as the leasing of lines. For example, foreign ownership or operation of telecommunications ventures is prohibited in China and is limited in Indonesia. In China and Brazil, in many cases joint venture and shareholder agreements have not been prepared or signed and/or definitive legal entities have not been formed. For example, SDL is cooperating with its local partners in seven provinces and one municipality to construct cellular networks. In four of such provinces, definitive joint venture entities have not been formed and SDL is operating under cooperative agreements with its partners that are not likely to be enforceable under current Chinese law. In the three provinces where definitive joint venture entities have been formed or are in the advanced stages of formation, all of the operating permits and other requisite governmental approvals have not yet been received and the validity of the definitive joint venture structural model has not been tested. Accordingly, there can be no assurance that the agreements based on this model will be legally enforceable.

Further, in Brazil, although the Company and one local partner have entered into a shareholders' agreement for the formation and corporate governance of Via 1, the initial capitalization of Via 1 has not yet been completed. In addition, although Via 1 is using the licenses held by the Company and its local partners, formal operating agreements to permit the use of such licenses have not yet been executed.

    Government actions in the future could have a significant adverse effect on economic conditions in a foreign country or may otherwise have a material adverse effect on the Company and its operating companies and other wireless projects. Expropriation, confiscatory taxation, nationalization, political, economic or social unrest or instability or other developments in foreign countries could materially adversely affect the value of the Company's interests in its operating companies and other wireless projects in particular developing countries. For example, from January 1995 to January 1997, the government of Pakistan shut down all cellular services in the city of Karachi, which forced Mobilink to cease its operations in that city. The shutdown ordered by the Pakistani government contributed to significantly slower growth in Mobilink's subscriber base during the two-year shut down. Also, in early 1996 in Malaysia, the Malaysian government announced a program designed to consolidate the Malaysian telecommunications industry which, if completed, would have forced the sale or merger of Prismanet, the Company's Malaysian operating company, to one of a limited number of surviving telecommunications companies. Although the Malaysian government subsequently announced that it did not intend to proceed with this program, the activities of the Malaysian government in connection with such program resulted in significant delays in Prismanet's network deployment, marketing plans and subscriber growth. There can be no assurance that other countries where the Company has operating companies and other wireless projects will not impose similar restrictions or initiate similar programs in the future. The imposition of any such restriction or initiation of any such program could have a material adverse effect on the Company. The Company does not have political risk insurance in the countries in which it currently conducts business.

    Although there are no laws, regulations or binding judgments in Pakistan that bar a lender's right to receive interest from a borrower under a debt obligation, a constitutionally established body in Pakistan has voided a number of statutory provisions which it determined violated Islamic principles relating to riba (an Islamic term analogous to interest). This determination is being appealed and reviewed in the courts in Pakistan. If the determination that interest is contrary to Islamic principles is upheld, ordinary civil courts in Pakistan might be persuaded to void contracts pertaining to interest payments on moneys borrowed, including such contracts made by the Government of Pakistan. This would result in substantial economic disruption and could have a material adverse effect on the Pakistani economy, Mobilink and the Company, including the unavailability to Mobilink of financing from foreign lenders. There can be no assurance that the appeal or review petition will be successful.

    Finally, many of the agreements the Company enters into in connection with its operating companies and other wireless projects are governed by the laws of, and are subject to dispute resolution in the courts of, or through arbitration proceedings in, the country, province or state in which the operating companies and other wireless projects are located. The Company cannot predict whether such forums will provide it with an effective and efficient means of resolving disputes that may arise in the future. Moreover, even if the Company is able to obtain a satisfactory decision through arbitration or a court proceeding, there can be no assurance of the enforcement of the award or judgment, and the Company's ability to obtain or enforce relief in the U.S. is uncertain.

TECHNOLOGICAL RISK; RISK OF OBSOLESCENCE

Although the Company's operating companies currently use well-established technologies, they may in the future deploy advanced technologies that may only recently have been developed and commercially introduced. There can be no assurance that these operating companies will not experience technical problems in the commercial deployment of any such advanced technologies, particularly if they are initially introduced in developing countries. In addition, the technologies used in wireless communications are evolving rapidly and one or more of the technologies currently utilized or planned by the Company to be utilized may, when deployed, be poorly received by its customers or may become obsolete, which, in either case, would likely have a material adverse effect on the Company. There can be no assurance that the Company will be able to keep pace with ongoing technological changes in the wireless telecommunications industry. Any technical problems or obsolescence could have a material adverse effect on the Company.

RISKS ASSOCIATED WITH LICENSES

    The ability of the Company's operating companies or their local partners to retain and utilize their respective telecommunications licenses, to renew such licenses when they expire and to obtain new licenses in the future is essential to the Company's operations. However, there can be no assurance that governmental agencies will not seek to unilaterally limit, revoke or otherwise adversely modify the terms of these licenses in the future, any of which could have a material adverse effect on the Company. The Company may have limited or no legal recourse if any of these events were to occur. See "--Risks Inherent in Foreign Investment." In the future, additional licenses may be sought to expand operations, and no assurance can be given that any such licenses will be obtained. In addition, certain of the licenses will automatically revert back to the government after a specified period of time, and there can be no assurance that renewals to these and the other licenses will be granted or, if renewed, that the renewal terms will not be substantially less favorable to the Company than the original license terms, any of which could have a material adverse effect on the Company. Moreover, the transfer of licenses often requires the approval of governmental entities. For example, the Brazilian government has not approved the transfer to Via 1 of entities holding licenses contributed or to be contributed to it by its current and proposed shareholders, and there can be no assurance that such approval will be obtained. The failure to obtain such approvals, and other approvals, licenses and/or renewals could, have a material adverse effect on the Company.

    Additionally, because foreign ownership of telecommunications ventures is prohibited in China, SDL is not itself the holder of any telecommunications licenses, and is therefore dependent on its local partners to obtain, retain and renew the licenses necessary for the commercial operations of SDL's cellular networks. In addition, the cooperative joint ventures being formed between SDL and SDL's local partners to build local cellular networks will generally have a term of 20 years, at the end of which the cooperative joint ventures will be terminated. Any failure by the relevant Chinese parties to obtain, retain or renew such licenses and joint venture arrangements could have a material adverse effect on SDL and the Company. To the extent the Company's operating companies and other wireless projects require additional licenses to expand their respective businesses, they may be forced to participate in competitive bidding processes or to purchase licenses from other license holders at higher prices than may have historically been paid.

    Furthermore, relevant governmental authorities may grant additional telecommunications licenses, possibly on better terms, covering the same geographical areas as the operating companies' or other wireless projects' licenses or otherwise grant licenses which allow other companies to compete directly with the operating companies and other wireless projects for wireless subscribers. Although the inherent limitation on suitable frequency bands may provide some protection against the issuance of competing licenses, there can be no assurance that such competitive licenses will not be granted or, if granted, that they will not have a material adverse effect on the Company. For example, the Pakistan Telecommunications Authority (the "PTA"), which regulates the provision of telecommunications services, has the authority to grant a GSM license to Pakistan Telecommunications Company Limited, the current provider of national wireline services.

    Many of the licenses granted to the Company's operating companies and other wireless projects contain significant restrictions and other requirements, including those relating to geographic coverage, network capacity, technology, interconnection to the public wireline network, attainment of minimum subscriber levels, network construction and commercial operation deadlines and the local manufacturing of equipment. Failure to comply with these restrictions and other requirements may result in the loss, revocation or restriction of the licenses, penalties or increased costs. Moreover, certain of the Company's operating companies and other wireless projects have in the past failed to comply or may presently not be in compliance with certain restrictions and other requirements. In Brazil, for example, the Company and its proposed partners were unable to comply with operations commencement deadlines with respect to their licenses and, as a result, were required to obtain extensions of such deadlines. Although such failures have not to date led to the loss of any licenses, there can be no assurance that the relevant governmental authorities will not seek to revoke licenses as a result of these past defaults or refuse to grant further deadline extensions, which could have a material adverse effect on Via 1 and the Company. In addition, Mobilink may currently be in technical violation of certain requirements of its license relating to network capacity and local handset manufacturing. There can be no assurance that the Mobilink license will not be unilaterally revoked for any such violations of the terms of its license, which revocation would have a material adverse effect on Mobilink and the Company.

SUBSTANTIAL LEVERAGE

    Pursuant to the Company's strategy of financing with debt at the project level where possible, most of the operating companies have substantial indebtedness and, to the extent that additional debt financing is available, may in the future incur substantial additional indebtedness, in relation to its base of equity capital. Such indebtedness has important consequences to the future operations of such operating companies, including that: (i) such operating companies will have significant cash requirements to service debt, reducing funds available for operations and future business opportunities and increasing the vulnerability of the operating companies to adverse general economic and industry conditions; (ii) the operating companies may be restricted in the future from obtaining additional financing, whether for future working capital, additional capital expenditures or other general corporate purposes; (iii) the operating companies' high level of indebtedness may adversely impact their flexibility in planning for, or reacting to, changes to their businesses and market conditions and their ability to compete with less highly leveraged competitors; and (iv) the operating companies may be restricted in their ability to pay dividends or make other distributions to the Company. There can be no assurance that the operating companies will be able to pay their indebtedness or other liabilities when due. Any failure to pay such indebtedness or other liabilities when due could have a material adverse effect on the operating companies and the Company. See "--Project Level Risks--Negative Operating Cash Flow; Dependence on Additional Financing."

DEPENDENCE ON OTHER TELECOMMUNICATIONS PROVIDERS

    Just as is the case with cellular operators in the U.S., the success of the Company's wireless networks will in many cases depend upon services provided by other telecommunications providers, some of which are competitors of the Company or its operating companies or other wireless projects. For example, interconnection agreements with national or regional telephone companies are generally required in order for the wireless networks of the Company's operating companies and other wireless projects to interconnect with wireline telephone networks, and may require the use of microwave, fiber optic or other lines belonging to other parties to link their wireless networks. Although a number of operating companies have entered into interconnection and/or leased-line agreements or have interconnection and/or leased-line arrangements in place, the revocation, loss or modification of any of these existing agreements or arrangements or the failure to obtain necessary agreements and/or arrangements in the future on reasonable terms, could have a material adverse effect on the operating companies and the Company. The terms under which the operating companies are currently permitted to interconnect with certain other networks, or may be permitted to do so in the future, may restrict their ability to exploit significant opportunities, or to otherwise manage their respective businesses efficiently. For example, Mobilink currently interconnects to the local wireline operator in Pakistan pursuant to an oral understanding and does not have a written interconnection agreement. While Mobilink is currently negotiating a definitive interconnection agreement, there can be no assurance that it will be able to do so, or that any interconnection agreement entered into will be on reasonable terms. Any failure of Mobilink to continue to have access to interconnection would have a material adverse effect on Mobilink and the Company. Also, in China, although the Company believes that the Ministry of Post and Telecommunications, the principal body responsible for regulation of the telecommunications industry and the local exchange provider (the "MPT"), supports the construction by SDL and its local partners of cellular networks in China, there can be no assurance that such support will continue. Any decision by the MPT not to support the development by Star Digitel and its local partners of cellular networks would have a material adverse effect on Star Digitel and the Company.

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

CONSTRUCTION AND OPERATING RISKS

    The Companies operating companies and other wireless projects typically require substantial construction of new wireless networks and additions to existing wireless networks. Construction activity requires such operating companies and other wireless projects to obtain qualified subcontractors and necessary equipment on a timely basis, the availability of which varies significantly from country to country. Construction projects are subject to cost overruns and delays not within the control of such operating companies and other wireless projects or their subcontractors, such as those caused by acts of governmental entities, financing delays and catastrophic occurrences. Delays can also arise from design changes, material and equipment shortages, delays in delivery and the inability to obtain required financing. Accordingly, there can be no assurance that the operating companies and other wireless projects will be able to complete current or future construction projects for the amount budgeted or within the time periods projected, or at all. Failure to complete construction for the amount budgeted or on a timely basis could jeopardize predicted subscriber growth, contracts, franchises or licenses and could have a material adverse effect on the Company.

    In addition, the success of the operating companies and other wireless projects will depend on effective and cost-efficient management information, billing and collection systems that allow the Operating Companies to send bills and collect payments on a timely basis. For example, Mobisel, the Company's national cellular project in Indonesia, recently installed a new billing and collection system which created a more accurate subscriber database. As a result, Mobisel was required to write down a portion of its subscriber base. Failure to implement such systems and procedures could result, among other things, in substantial amounts of uncollectible accounts receivable and inaccurate subscriber records. See "--Risks Associated With Licenses."

CUSTOMER RISKS; SUBSCRIBER FRAUD

    Customer attrition (commonly referred to in the telecommunications industry as "churn") results in the loss of future revenue from subscribers whose service is disconnected and the inability to recoup any unrecovered costs incurred in acquiring the subscriber, typically equipment subsidies and dealer commissions. Churn occurs for several reasons, including primarily disconnection by a company for non-payment of bills and to a lesser extent disconnection by the subscriber who chooses to switch to a competing service or terminate service, particularly when two or more vendors offer the same wireless service in a single market. The Company expects that as the subscriber bases of its operating companies grow and the industry matures, the churn rates of the operating companies may increase. The inability of the operating companies to maintain their churn at a relatively low level could have a material adverse effect on the Company and its operating companies. Also, because it may be more difficult for operating companies to ascertain the creditworthiness of potential customers, they may experience a higher level of bad debt expense than otherwise would be the case. The failure to effectively manage customer credit risk would have a material adverse effect on the Company. All cellular networks are subject to fraud. Fraud can take many forms, including subscribers misrepresenting their backgrounds or financial capabilities to obtain cellular service ("subscription fraud"), sophisticated technology-based theft of subscriber identification codes for use on stolen cellular phones ("cloning") and users employing false identification to roam into a network ("roaming fraud"). All types of cellular fraud found in the U.S. are found in developing countries. While the Company believes it is taking reasonable steps to forestall fraud in its networks, there can be no assurance that fraud will not substantially effect the revenues or profits of one or more of its operating companies.

COMPETITION

    Although the implementation of advanced wireless technologies is in the early stages of deployment in most developing countries, the Company believes that its business will become increasingly competitive, particularly as businesses and foreign governments realize the market potential of these wireless technologies. A number of large American, Japanese and European companies, including U.S.-based regional Bell operating companies ("RBOCs") and large international telecommunications companies, are actively engaged in programs to develop and commercialize wireless technologies in developing counties. In many cases, the Company will also compete against local land-line carriers, including government-owned telephone companies. Most of these companies have substantially greater financial and other resources, including research and development staffs and technical and marketing capabilities than the Company. Subject to the availability of additional spectrum, the Company anticipates that there will be increasing competition for additional licenses and increased competition to the extent such licenses are obtained by others. Although the Company intends to employ relatively new technologies, there will be a continuing competitive threat from even newer technologies which may render the technologies employed by the Company obsolete.

REGULATION

    The Company's operating companies and other wireless projects are generally subject to a high degree of regulation by the governments in the countries in which they operate. Such regulations are constantly evolving and may change significantly over time. Many of the countries in which the Company has interests have only recently adopted laws and regulations pertaining to telecommunications services, and in many cases these laws and regulations are undergoing significant revision and re-evaluation. There can be no assurance that material and adverse changes in the regulation of the Company's operating companies and other wireless projects will not occur in the future. To date, certain operating companies and other wireless projects have been subject to regulations in many areas, including with respect to restrictions on foreign ownership or operation, service requirements, foreign debt registration and approval requirements, restrictions on interconnection of wireless systems to government-owned or private telephone networks, subscriber rate-setting, technology and construction requirements. As in the U.S., these regulations can impose significant restrictions on operations. The failure to comply with applicable governmental regulations or operating requirements could result in the loss of licenses, limit the ability of an operating company or other wireless project to add subscribers or otherwise have a material adverse effect on the Company. In addition, delays caused by governmental approval or licensing procedures could have a material adverse effect on the Operating Companies and the Company. See "--Project Level Risks--Risks Inherent in Foreign Investment." To the extent that any of the Operating Companies seeks to make a dividend or other distribution to the Company, or to the extent that the Company seeks to liquidate its investment in an Operating Company and repatriate monies from a relevant country, local taxes, foreign exchange controls or other restrictions may effectively prevent the transfer of funds to the Company or the exchange of local currency for U.S. dollars.

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

IMPORT DUTIES ON NETWORK EQUIPMENT AND HANDSETS

    The Company's wireless projects are highly dependent upon the successful and cost-efficient importation of infrastructure equipment and handsets from North America, Europe and Japan. In certain countries in which the Company operates, network equipment and handsets are subject to significant import duties and other taxes. There can be no assurance that these import duties will not increase significantly in the future, which could have a material adverse effect on the applicable wireless project.

RADIO FREQUENCY EMISSION CONCERNS

    Certain consumers have alleged that serious health risks have resulted from the use of certain mobile communications devices. The actual or perceived health risks of mobile communications devices could adversely affect mobile communication service providers, including the Company, through, among other things, reduced subscriber growth, reduced network usage, the threat of product liability suits and limitations on financing.

TAX RISKS

Distributions of earnings and other payments received by the Company from the Company's operating subsidiaries and affiliates are likely to be subject to withholding taxes imposed by the jurisdictions in which such entities are formed or operating. In general, a U.S. corporation may claim a foreign tax credit against its federal income tax expense for such foreign withholding taxes and foreign taxes paid directly by corporate entities in which the Company owns 10% or more of the voting stock. The ability to claim such foreign tax credits and to utilize net foreign losses is, however, subject to numerous limitations, and the Company may incur incremental tax costs as a result of these limitations or because the Company is not in a tax paying position in the U.S. Special U.S. tax rules apply to U.S. taxpayers that own stock in a "passive foreign investment company" (a "PFIC") that could also increase the Company's effective rate of taxation. In general, a non-U.S. corporation will be treated as a PFIC if at least 75 percent of its income is "passive income" or if at least 50 percent of its assets are held for the production of "passive income." A non-U.S. corporation that owns 25 percent or more of the stock of a non-U.S. subsidiary is treated as receiving a proportionate share of the income of, and as owning a proportionate share of the assets of, such subsidiary. It is possible that certain of the Operating Companies are PFICs. Generally, except to the extent the Company makes an election to treat a PFIC in which it owns stock as a "qualified electing fund" (a "QEF election") in the first taxable year in which the Company owns the PFIC's stock, (i) the Company would be required to allocate gain recognized upon the disposition of stock in the PFIC and income recognized upon receiving certain dividends ratably over the Company's holding period for the stock in the PFIC, (ii) the amount allocated to each year other than the year of the disposition or dividend payment would be taxable at the highest U.S. tax rate applicable to corporations, and an interest charge for the deemed deferral benefit would be imposed with respect to the tax attributable to each year, and (iii) gain recognized upon disposition of PFIC shares would be taxable as ordinary income. If the Company were to make the QEF election, as described above, the Company would be required in each year that the PFIC qualification tests are met to include its pro rata share of the QEF's earnings as ordinary income and its pro rata share of the QEF's net capital gain as long-term capital gain, whether or not such amounts are actually distributed. The Company has not made any QEF elections with respect to any non-U.S. corporation in which it holds stock. The Company may also be required to include in its income for U.S. income tax purposes its proportionate share of the earnings of those foreign corporate subsidiaries that are classified as "controlled" foreign corporations without regard to whether distributions have been received from such companies.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -- Not Applicable.

ITEM 2.  CHANGES IN SECURITIES.

(a), (b) Changes in Rights of Security Holders

(c) Sales of Unregistered Securities During the Three Months Ended September 30, 1997

(i) On August 18, 1997, the Company issued and sold an aggregate of 493,510 shares of Common Stock to IWC for a promissory note in the principal amount of $6,159,000. Such shares were subsequently contributed by IWC to certain wholly owned subsidiaries and were eventually transferred to an unrelated party as partial payment of the purchase price for the Company's acquisition of an interest in Mobilink.

(ii) Also on August 18, 1997, the Company issued warrants to purchase an aggregate of 247,756 shares of Common Stock at a strike price of $0.01 per share to 31 persons, including TDI, VCFC and other stockholders and service providers of the Company, and/or their respective affiliates, in connection with the Pakistan Bridge Facility.

(iii) On September 18, 1997, the Company issued warrants to purchase an aggregate of 69,601 shares of Common Stock to Vanguard in connection with the Vanguard SDL Guarantee.

(iv) On September 24, 1997, the Company issued a warrant to purchase an aggregate of 81,982 shares of Common Stock at a strike price of $0.01 per share to an unaffiliated third party as payment for the Company's share of a finder's fee in connection with its investment in Mobilink.

(v) In connection with the foregoing issuances of warrants to purchase shares of the Company's Common Stock, the number of shares issuable upon exercise of the Unit Warrants increased from an aggregate of 2,809,746 to an aggregate of 2,875,169 pursuant to the terms of the Unit Warrants.

The issuances of the Company's securities described in clauses (i) to (iv) above were deemed exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon Section 4(2) thereof.
The recipients of the securities in the transactions described in such clauses represented their intentions to acquire such securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the instruments evidencing the securities issued in such transactions. All recipients had adequate access, primarily through their relationships with the Company, to information about the Company. The issuance of the Company's securities described in clause (v) above was deemed exempt from registration because no "sale" occurred within the meaning of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 18, 1997, holders of the requisite number of shares of the Company's capital stock approved the following matters by written consent in lieu of a meeting:

(a) The amendment and restatement of the company's Amended and Restated Certificate of Incorporation to provide, among other things, for the designation of Series G-1, Series G-2, Series H-1 and Series H-2 Preferred Stock, including the rights, preferences, privileges and restrictions granted to or imposed upon such series;

(b) A waiver of certain anti-dilution and other rights under the Company's Amended and Restated Certificate of Incorporation in connection with the transactions effected as part of the Pakistan Bridge Facility;

(c) Certain approvals required pursuant to, waivers of rights contained in and amendments to the Series F Purchase Agreement, the Registration Rights Agreement and the Investor Rights Agreement in connection with the Pakistan Bridge Facility; and

(d) The reinvestment by the Company of the proceeds from the sale of the Company's 1.56% equity interest in Mobilcom Mexico, which sale was consummated in June 1997.

Holders of 560,640 shares of the Company's Common Stock, representing 67% of the then-outstanding shares of Common Stock; 753,200 shares of the Company's Series A Preferred Stock, representing 81% of the then-outstanding shares of Series A Preferred Stock; 1,229,240 shares of the Company's Series B Preferred Stock, representing 100% of the then-outstanding shares of Series B Preferred Stock; 1,627,320 shares of the Company's Series C Preferred Stock, representing 92% of the then-outstanding shares of Series C Preferred Stock; 3,301,901 shares of the Company's Series D Preferred Stock, representing 90% of the then-outstanding shares of Series D Preferred Stock; 3,972,240 shares of the Company's Series E Preferred Stock, representing 100% of the then-outstanding shares of Series E Preferred Stock; and 3,439,080 shares of the Company's Series F-1 Preferred Stock, representing 76% of the then-outstanding shares of Series F-1 Preferred Stock voted in favor of the foregoing matters. No holders of shares of the then-outstanding capital stock of the Company voted against the foregoing matters.

ITEM 5.  OTHER INFORMATION -- Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.


 EXHIBIT NO.  DESCRIPTION
 -----------  -----------
 2.10A (1)    Share Purchase Agreement between Motorola International
              Development Corporation ("MIDC") and International Wireless
              Communications Pakistan Limited ("IWCPL"), dated July 17, 1997

 2.10B (2)    Share Purchase Agreement between Continental Communications
              Limited ("CCL") and IWCPL, dated July 17, 1997

 2.10C (3)    Restated and Amended Shareholders Agreement among MIDC, Saif
              Telecom (Pvt) Ltd ("Saif") and IWCPL, dated August 13, 1997

 2.10D (4)    Side Letter regarding Shareholder Obligations among IWCPL, Saif,
              MIDC and Saif, dated August 13, 1997

 2.10E (5)    Amended and Restated Shareholders' Agreement among IWCPL,
              Pakistan Wireless Holdings Limited ("PWH"), Vanguard Pakistan,
              Inc. ("Vanguard Pakistan") and South Asia Wireless Communications
              (Mauritius) Limited ("SAWC"), dated August  13, 1997

 2.10F (5)    IWC Group Agreement between PWH and Vanguard Pakistan, dated
              August 13, 1997; Voting Trust Agreement between PWH and
              Vanguard Pakistan, dated August 13, 1997

 2.10G (5)    Deed of Adherence to IWCPL Shareholders Agreement among IWCPL,
              PWH, Vanguard Pakistan and SAWC, dated August 27, 1997

 2.10H (6)    License granted to Pakistan Mobile Communications Limited by the
              Government of Pakistan, Ministry of Communications, dated July
              6, 1992 (the "Mobilink License")

 2.10I (5)    Re-validation of the Mobilink License, dated August 9, 1997

 2.10J (5)    Letter Agreement Amending the Restated and Amended Shareholders
              Agreement Among MIDC, Saif and IWCPL dated August 1997.

10.13G Amendment Agreement among PT Rajasa Hazanah Perkasa, Nissho Iwai Corporation, PT Bina Reksa Perdana, International Wireless Communications, Inc. ("IWC") and PT Deltonya Satya Dinamika, dated October 29, 1996

10.16F Deed of Adherence between Star Digitel Limited ("SDL") and IWC China Limited ("IWC China"), dated June 18, 1997

10.16G Bridge Loan Agreement between Star Digitel Limited ("SDL") and the Toronto-Dominion Bank ("TD-Bank") dated May 16, 1997 ("SDL Bridge Loan Agreement")

10.16H       Pledge Agreement made by IWC in favor of TD-Bank, dated June 5,
             1997

10.16I Reimbursement Agreement by and among SDL, Star Telecom Holding Limited ("STHL") and Vanguard Cellular Financial Corporation ("VCFC"), dated May 16, 1997

10.16J SDL Bridge Loan Agreement Supplement No. 1 between SDL and TD-Bank dated September 18, 1997 ("Bridge Loan Supplement")

10.16K(7)    Reimbursement Agreement between IWC China and VCFC in connection with the Bridge Loan Supplement, dated September 18, 1997

10.16L Amended and Restated Negative Pledge Agreement made by IWC and IWC China in favor of TD-Bank, dated September 18, 1997

10.16M       Conditional Deed of Adherence between SDL and VCFC dated September
             18, 1997

10.28A (5)   Loan Agreement between International Wireless Communications
             Holdings, Inc. ("IWCH"), VCFC and TD-Bank, dated
             August 18, 1997

10.28B (5)   Exchange Agreement between IWCH, VCFC, TD-Bank and other
             Noteholders and Warrantholders, dated August 18, 1997

10.28C (5)   Amended and Restated Certificate of Incorporation of IWCH,
             dated September 10, 1997

10.28D (5)   Intercreditor and Collateral Agency Agreement dated August 18,
             1997

10.28E (5)   IWCH Tranche A Senior Exchangeable Note

 EXHIBIT NO.  DESCRIPTION
 -----------  -----------
 10.28F (5)   IWCH Warrant to Purchase Common Stock

 10.28G (5)   Loan Agreement between PWH, VCFC and TDI, dated August 18, 1997

 10.28H (5)   PWH Tranche A Exchangeable Senior Secured Note

 10.28I (5)   Pledge Agreement between PWH and TDI, dated August 18, 1997

 10.28J (5)   Security Agreement among PWH and TDI, dated August 18, 1997

 10.28K (5)   Stock Option Agreement between IWCH and PWH, dated August 18,
              1997

 10.28L (5)   Supplement to Share Purchase Agreement between IWCH and
              Continental Communications Limited, dated August 18, 1997

 10.28M (5)   Sixth Amended and Restated Investor Rights Agreement, dated
              August 27, 1997

 10.28N (5)   Amended and Restated Registration Rights Agreement, dated
              August 27, 1997

 10.280 Memorandum of Understanding among Vanguard Cellular Systems, Inc., Electra Investment Trust PLC and certain other shareholders of IWCH listed therein, dated August 14, 1997
 27.1         Financial Data Schedule

------------------

(1) Incorporated by reference to Exhibit No. 10.27A to the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 1997 (the "June 1997 Form 10-Q")
(2) Incorporated by reference to Exhibit No. 10.27B to the June 1997 Form 10-Q
(3) Incorporated by reference to Exhibit No. 10.27C to the June 1997 Form 10-Q
(4) Incorporated by reference to Exhibit No. 10.27D to the June 1997 Form 10-Q
(5) Incorporated by reference to an Exhibit with the same exhibit number to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 12, 1997.
(6) Incorporated by reference to Exhibit No. 10.27G to the June 1997 Form 10-Q
(7) To be filed by amendment.

(b) REPORTS ON FORM 8-K

    On September 11, 1997, the Company filed a Current Report on Form 8-K to report the acquisition by the Company of a 20% indirect equity interest in Mobilink and the financing of such acquisition through the proceeds from Pakistan Bridge Facility. Mobilink is a Pakistani corporation that provides cellular services in Pakistan. No financial statements for Mobilink or for the Registrant were required to be filed with such Report on Form 8-K.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1997     INTERNATIONAL WIRELESS
                             COMMUNICATIONS HOLDINGS, INC.
                             (Registrant)



                             By:  /s/ Douglas S. Sinclair
                                 -----------------------------------
                                  Douglas S. Sinclair
                                  Executive Vice President and
                                  Chief Financial Officer


                             By:  /s/ Keith D. Taylor
                                 -----------------------------------
                                  Keith D. Taylor
                                  Vice President, Controller and
                                  Chief Accounting Officer

                              EXHIBIT INDEX*


                                                                                  EDGAR
 EXHIBIT NO.  DESCRIPTION                                                      DOCUMENT NO.
 -----------  -----------                                                      -----------

 2.10A (1)    Share Purchase Agreement between Motorola International                -
              Development Corporation ("MIDC") and International Wireless
              Communications Pakistan Limited ("IWCPL"), dated July 17, 1997

 2.10B (2)    Share Purchase Agreement between Continental Communications            -
              Limited ("CCL") and IWCPL, dated July 17, 1997

 2.10C (3)    Restated and Amended Shareholders Agreement among MIDC, Saif           -
              Telecom (Pvt) Ltd ("Saif") and IWCPL, dated August 13, 1997

 2.10D (4)    Side Letter regarding Shareholder Obligations among IWCPL,             -
              Saif, MIDC and Saif, dated August 13, 1997

 2.10E (5)    Amended and Restated Shareholders' Agreement among IWCPL,              -
              Pakistan Wireless Holdings Limited ("PWH"), Vanguard Pakistan,
              Inc. ("Vanguard Pakistan") and South Asia Wireless Communications
              (Mauritius) Limited ("SAWC"), dated August  13, 1997

 2.10F (5)    IWC Group Agreement between PWH and Vanguard Pakistan, dated           -
              August 13, 1997; Voting Trust Agreement between PWH and
              Vanguard Pakistan, dated August 13, 1997

 2.10G (5)    Deed of Adherence to IWCPL Shareholders Agreement among IWCPL,         -
              PWH, Vanguard Pakistan and SAWC, dated August 27, 1997

 2.10H (6)    License granted to Pakistan Mobile Communications Limited by           -
              the Government of Pakistan, Ministry of Communications, dated
              July 6, 1992 (the "Mobilink License")

 2.10I (5)    Re-validation of the Mobilink License, dated August 9, 1997            -

 2.10J (5)    Letter Agreement Amending the Restated and Amended Shareholders        -
              Agreement Among MIDC, Saif and IWCPL dated August 1997.                -

 10.13G       Amendment Agreement among PT Rajasa Hazanah Perkasa, Nissho            2
              Iwai Corporation, PT Bina Reksa Perdana, International Wireless
              Communications, Inc. ("IWC") and PT Deltonya Satya Dinamika,
              dated October 29, 1996

 10.16F       Deed of Adherence between Star Digitel  Limited                        3
              ("SDL") and IWC China Limited ("IWC China"), dated June 18, 1997

 10.16G       Bridge Loan Agreement between Star Digitel Limited ("SDL") and         4
              the Toronto-Dominion Bank ("TD-Bank") dated May 16, 1997
              ("SDL Bridge Loan Agreement")

 10.16H       Pledge Agreement made by IWC in favor of TD-Bank, dated                5
              June 5, 1997

 10.16I       Reimbursement Agreement by and among SDL, Star Telecom Holding         6
              Limited ("STHL") and Vanguard Cellular Financial Corporation
              ("VCFC"), dated May 16, 1997

 10.16J       SDL Bridge Loan Agreement Supplement No. 1 between SDL and             7
              TD-Bank dated September 18, 1997 ("Bridge Loan Supplement")

 10.16K(7)    Reimbursement Agreement between IWC China and VCFC in                  -
              connection with the Bridge Loan Supplement, dated
              September 18, 1997

 10.16L       Amended and Restated Negative Pledge Agreement made by                 8
              IWC and IWC China in favor of TD-Bank, dated
              September 18, 1997

 10.16M       Conditional Deed of Adherence between SDL and VCFC dated               9
              September 18, 1997


 10.28A (5)   Loan Agreement between International Wireless Communications           -
              Holdings, Inc. ("IWCH"), VCFC and TD-Bank, dated August 18, 1997

 10.28B (5)   Exchange Agreement between IWCH, VCFC, TD-Bank and other               -
              Noteholders and Warrantholders, dated August 18, 1997

 10.28C (5)   Amended and Restated Certificate of Incorporation of IWCH,             -
              dated September 10, 1997 -




                                                                                  EDGAR
 EXHIBIT NO.  DESCRIPTION                                                      DOCUMENT NO.
 -----------  -----------                                                      -----------

 10.28D (5)   Intercreditor and Collateral Agency Agreement dated August 18,         -
              1997

 10.28E (5)   IWCH Tranche A Senior Exchangeable Note                                -

 10.28F (5)   IWCH Warrant to Purchase Common Stock                                  -

 10.28G (5)   Loan Agreement between PWH, VCFC and TDI, dated August 18, 1997        -
               -
 10.28H (5)   PWH Tranche A Exchangeable Senior Secured Note                         -

 10.28I (5)   Pledge Agreement between PWH and TDI, dated August 18, 1997            -

 10.28J (5)   Security Agreement among PWH and TDI, dated August 18, 1997            -

 10.28K (5)   Stock Option Agreement between IWCH and PWH, dated August 18,          -
              1997

 10.28L (5)   Supplement to Share Purchase Agreement between IWCH and                -
              Continental Communications Limited, dated August 18, 1997

 10.28M (5)   Sixth Amended and Restated Investor Rights Agreement, dated            -
              August 27, 1997

 10.28N (5)   Amended and Restated Registration Rights Agreement, dated              -
              August 27, 1997

 10.28O       Memorandum of Understanding among Vanguard Cellular Systems,          10
              Inc., Electra Investment Trust PLC and certain other
              shareholders of IWCH listed therein, dated August 14, 1997

 27.1         Financial Data Schedule                                               11

-----------------

(1) Incorporated by reference to Exhibit No. 10.27A to the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 1997 (the "June 1997 Form 10-Q")
(2) Incorporated by reference to Exhibit No. 10.27B to the June 1997 Form 10-Q
(3) Incorporated by reference to Exhibit No. 10.27C to the June 1997 Form 10-Q
(4) Incorporated by reference to Exhibit No. 10.27D to the June 1997 Form 10-Q
(5) Incorporated by reference to an Exhibit with the same exhibit number to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 12, 1997.
(6) Incorporated by reference to Exhibit No. 10.27G to the June 1997 Form 10-Q
(7) To be filed by amendment.