Form 10-K
period 1997-12-31
INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS INC
filed 1998-04-15
CIK 1022591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

  (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   -    EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                                       -----------------

                                    OR

  (_)   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                            -------    --------
                           COMMISSION FILE NUMBER

           INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC.
-------------------------------------------------------------------------------
          (Exact name of Registrant as Specified in Its Charter)

            Delaware                                         94-3248701
----------------------------------------               ------------------------
  (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                         Identification No.)

400 South El Camino Real, Suite 1275, San Mateo, California         94402
-----------------------------------------------------------   -----------------
     (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:        (650) 548-0808
                                                     --------------------------

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

                                   Yes    X       No
                                       -------      -------

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of March 31, 1998 there were 1,310,230 shares of the Registrant's common stock outstanding and 23,085,351 shares of the Registrant's preferred stock outstanding. Each such share of preferred stock is currently convertible into one share of the Registrant's common stock.

           THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE REGISTRANT, WHICH INVOLVE RISKS AND UNCERTAINTIES. THE REGISTRANT'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN IMPORTANT FACTORS, INCLUDING THOSE SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," PARTICULARLY THOSE SET FORTH UNDER "--ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

                              PART I

ITEM 1.  BUSINESS

     THE FOLLOWING DESCRIPTION OF THE BUSINESS OF THE REGISTRANT IS QUALIFIED IN ITS ENTIRETY BY THE MORE DETAILED INFORMATION AND THE FINANCIAL STATEMENTS (INCLUDING THE NOTES THERETO) APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. AS USED HEREIN, THE TERM "THE COMPANY" REFERS TO THE REGISTRANT AND ITS WHOLLY OWNED SUBSIDIARY, INTERNATIONAL WIRELESS COMMUNICATIONS, INC. ("IWC"), UNLESS THE CONTEXT OTHERWISE REQUIRES OR UNLESS OTHERWISE EXPRESSLY STATED. AN "OPERATING COMPANY" REFERS TO A WIRELESS COMMUNICATIONS COMPANY OR PROJECT IN WHICH THE COMPANY HAS INVESTED AND THAT HAS COMMENCED PROVIDING WIRELESS COMMUNICATIONS SERVICE ON A COMMERCIAL BASIS. REFERENCE TO "DOLLARS" AND "$" REFERS TO UNITED STATES DOLLARS, UNLESS OTHERWISE EXPRESSLY STATED.

I.  OVERVIEW

     The Company is a leading operator, owner and developer of wireless communications networks in major emerging markets in Asia and Latin America. Through its operating companies, the Company constructs cellular networks in China, provides cellular services in Pakistan and Indonesia, and is developing a digital enhanced specialized mobile radio ("ESMR") network in Brazil. These four markets (the "Markets") comprise four of the six largest developing countries in the world based on population. The companies in which the Company has an interest in the Markets (the "Operating Companies") have licenses or, as in the case of China, cooperative arrangements, covering an estimated 752 million POPs. In Brazil, the Company owns or controls the right to vote a majority of the equity of the Operating Company. In China, Pakistan and Indonesia, the Company owns a significant minority position in, and exercises substantial influence over, the Operating Companies. As of December 31, 1997, the Company's equity interests in the Operating Companies represented an estimated 218 million equity POPs. Based on its equity POPs, the ompany believes that it is one of the largest cellular operators in Asia and in the developing world.

     The following table provides certain summary information with respect to the Operating Companies as of December 31, 1997. The information set forth below is qualified by reference to, and should be read in conjunction with, the more complete descriptions of the Operating Companies set forth under "Operating Companies."

                                                                           PPP                             EQUITY
                                                                        ADJUSTED           POPS             POPS
                                                                         GDP PER        COVERED BY       COVERED BY
                         TYPE OF        OPERATING         EQUITY         CAPITA          LICENSES         LICENSES         TOTAL
      COUNTRY            PROJECT         COMPANY         INTEREST        ($)(1)            (MM)             (MM)        SUBSCRIBERS
      -------            -------         -------         --------        ------            ----             ----        -----------
China............     Cellular       Star Digitel         40.0%(3)          3,483        351.8(3)(4)        93.0(3)      43,000
                      (regional)     Limited (2)
Brazil...........     SMR/ESMR       Via 1                62.0%(5)          6,102         53.1(6)           51.6(5)      19,000
                      (regional)     RMD-Brasil          100.0%
Pakistan.........     Cellular       Mobilink             23.4%(7)          2,424        143.8(8)           33.6(7)      52,000
                      (national)
Indonesia........     Cellular       Mobisel              19.8%             4,730        203.5(8)           40.3         30,000
                      (national)                                                     ------------       --------       --------
Total:                                                                                   752.2             218.6        144,000

-------------
(1) Source: EIU/Datastream. Figures refer to country PPP Adjusted GDP per capita for 1996.
(2) Star Digitel Limited has entered into, or expects to enter into, cooperative joint venture agreements with local partners that operate regional cellular networks.
(3) IWC owns a 40% interest in Star Digitel Limited, which in turn shares the revenues or profits derived from the cellular networks in each province in which it cooperates with its local partners. Equity POPs covered by licenses in China reflect such sharing arrangements.
(4)  Source: China Business Weekly/GRS Company.
(5) Reflects the Company's estimated equity interest in Via 1 after giving effect to the completion of its formation and the consolidation of existing licenses, as currently anticipated, and the proposed addition of a new equity partner. See "--Operating Companies--Brazil--Via 1 and RMD."
(6)  Source: IBGE population statistics and New York Times Atlas.
(7) Gives effect to the exercise of two options to purchase shares in the holding company through which the Company holds its interest in Mobilink from the other shareholders of such holding company.
     Includes the Company's pro rata share of a 4% indirect interest held in escrow. See "--Operating Companies--Pakistan--Mobilink."
(8)  Source: United Nations Population Fund. Population figures for mid-year
     1997.

     Star Digitel Limited ("Star Digitel"), the Operating Company in China, is developing cellular networks with its local partners in the eastern portion of the province of Guangdong ("Eastern Guangdong") and in the provinces of Hebei, Shandong, Yunnan, Hainan, Sichuan and Gansu (collectively, the "Star Digitel Provinces"). These areas cover a total of approximately 351 million POPs, which exceeds the combined population of the U.S. and Canada. In addition, Star Digitel is participating in the development of a CDMA network being constructed in the city of Beijing. As of December 31, 1997, there were approximately 43,000 subscribers on these networks. Star Digitel has been involved in developing cellular networks with its local partners since 1992. The Company believes that, through Star Digitel, the Company is involved in the development of networks with the potential to provide cellular services to more POPs than any other foreign company in China.

     Via Movel 1 Comunicacoes S.A. ("Via 1") and RMD do Brasil Ltda. ("RMD-Brasil"), the Operating Companies in Brazil (collectively, the "Combined Company"), provide specialized mobile radio ("SMR") services in major cities in Brazil. Subject to receipt of various governmental approvals and the consent of its local partners in Via 1, the Company plans to combine the operations of Via 1 and RMD-Brasil. The Combined Company holds licenses for 1,760 channels covering an estimated 53 million POPs. As of December 31, 1997, Via 1 had approximately 7,000 subscribers and RMD had approximately 12,000 subscribers in Brazil. The Company plans to upgrade the Combined Company's networks from SMR to ESMR services in selected markets to increase capacity and offer additional services and features such as enhanced dispatch (group calling and instant conferencing), high-quality telephone and text messaging.

     Pakistan Mobile Communications (Pvt.) Limited ("Mobilink"), the Operating Company in Pakistan, is the sole licensed provider of GSM digital cellular services in Pakistan, holding a nationwide GSM cellular license covering approximately 143 million POPs. Mobilink is currently providing services in twelve of the major urban areas of Pakistan, including the cities of Karachi, Lahore and Faisalabad. Mobilink has experienced rapid subscriber growth during 1997, increasing from 16,000 subscribers on January 1, 1997 to approximately 52,000 subscribers as of December 31, 1997.

     PT Mobile Selular Indonesia ("Mobisel"), the Operating Company in Indonesia, operates a cellular network and holds a nationwide license in Indonesia covering approximately 203 million POPs. The network currently provides coverage to portions of Java, Bali, Lombok and the Lampung region of Southern Sumatra. Mobisel seeks to leverage the wide area and low cost characteristics inherent in the 470 MHz frequency band in which it operates to offer superior geographic coverage, including service to the rural areas of Indonesia and Indonesia's major road systems. As of December 31, 1997, Mobisel had approximately 30,000 subscribers.

     The Company also holds interests in certain smaller providers of SMR, wireless local loop and paging services in Asia and Latin America. In 1997, as part of the realignment of the Company's business strategy toward larger-scale projects which the Company controls or over which it exercises significant influence, the Company decided to offer for sale all or a portion of its interests in certain of these projects.

RECENT DEVELOPMENTS

     RMD ACQUISITION

     On January 23, 1998, the Company acquired all of the outstanding capital stock of Radio Movil Digital Americas, Inc. ("RMD") in a merger (the "RMD Acquisition"). The purchase price was 5,381,009 shares of the Company's Series I Preferred Stock with an aggregate liquidation preference of $73.9 million. In addition, the Company paid $4.8 million of RMD's expenses incurred in connection with the RMD Acquisition. See "--Acquisition of RMD." As a result of the RMD Acquisition, the Company acquired, among other assets, RMD's wholly owned Brazilian subsidiary, RMD-Brasil. RMD-Brasil holds 960 channels and provides SMR services in major cities in central and south Brazil. RMD also has SMR operations in Venezuela, with 480 channels and 6,000 subscribers as of December 31, 1997, and Argentina, with 150 channels and 2,400 subscribers as of December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Risks Associated with Integration of RMD-Brasil and Via 1" and "--Operating Companies--Brazil--Via 1 and RMD."

     In connection with the RMD Acquisition, the Company and RMD entered into an Amended and Restated Senior Secured Note and Warrant Purchase Agreement dated January 23, 1998 (the "BT Purchase Agreement") with BT Foreign Investment Corporation ("BTFIC"). Pursuant to the BT Purchase Agreement, RMD refinanced certain existing indebtedness to BTFIC and borrowed an additional $10 million, thereby increasing to $25 million the total principal amount of its indebtedness to BTFIC (the "BT Loan"). The Company granted BTFIC warrants initially exercisable for 155,840 shares of its Common Stock in connection with the BT Loan. The warrants have a 10-year term and an exercise price of $0.01 per share. The BT Loan is secured by all of the Company's assets in Brazil, including the Company's interests in Via 1 and RMD-Brasil. The BT Purchase Agreement also contains significant restrictions on the Company's ability to utilize proceeds from the sale of assets in Latin America. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     FINANCING EFFORTS; ASSET SALES

     In December 1997, the Company deferred its proposed initial public offering of its Common Stock and began efforts to raise additional capital through the sale of its interests in certain of its smaller wireless communications businesses in Asia and Latin America and through an interim equity financing. In addition, in March 1998 the Company retained financial advisors to assist it in its review of various strategic and financial alternatives.

     On March 2, 1998, the Company entered into a non-binding letter of intent to sell its interests in certain SMR wireless projects in Peru, Chile and Ecuador. On March 17, 1998, the Company entered into a letter agreement to sell its Venezuelan SMR operations. The purchase price will be based upon the number of qualified channels held in the business, which has not been determined. The consummation of these sales are subject to numerous conditions, and there can be no assurance that these sales will close.

     On March 10, 1998, Vanguard Cellular Systems, Inc., the Company's largest stockholder ("Vanguard") purchased shares of the Company's Series J Preferred Stock and a related Warrant to Purchase Common Stock for $10 million as the first tranche of an $18 million interim financing (the "Series J Financing"). Pursuant to the purchase agreement executed by the Company and Vanguard in connection with the Series J Financing, the second tranche of the Series J Financing must close on or before April 24, 1998. The Company has offered its remaining stockholders the right to participate in the second tranche of the Series J Financing and is currently in discussions with various stockholders regarding their participation. Although the Company has received indications of interest from various stockholders, there can be no assurance that the Company will receive commitments for the entire amount of the second tranche of the Series J Financing.

     As of March 31, 1998 the Company had approximately $1.5 million in cash and cash equivalents, of which $1.0 million is restricted pursuant to the IWCH Pakistan Facility (as defined below). See "Certain Relationships and Related Transactions--Pakistan Facilities." The Company estimates that these cash resources should be sufficient to allow it to continue operations at anticipated levels through approximately May 31, 1998, assuming that the Company obtains a waiver of a minimum cash reserve covenant contained in the IWCH Pakistan Facility and without giving effect to any proceeds that might be available to the Company from the sale of its interests in certain smaller wireless communications businesses or the second tranche of the Series J Financing. However, there can be no assurance that the Company will not require additional debt or equity financing before such time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     On April 6, 1998, the Company entered into a share purchase and sale agreement (the "Prismanet Sale Agreement") to sell its 22.5% interest in Prismanet (M) Sdn. Bhd. ("Prismanet"), a wireless local loop service provider in Malaysia, to Shubila Holding Sdn. Bhd. ("Shubila"), the majority shareholder of Prismanet, for an aggregate purchase price of $4 million payable on or before October 1, 1999. Conditions precedent to the closing of the Prismanet Sale Agreement include the release by a syndicate of Malaysian banks of the Company's shares in Prismanet and the release of the Company from any liability under the Collateral Agreement, entered into by Prismanet, the Company and the other shareholders of Prismanet and Permata Merchant Bank Berhad, as arranger (the "Prismanet Collateral Agreement"), in connection with a ringgit 91 million (approximately $24.6 million as of March 31, 1998) credit facility provided by such banks. Prismanet is currently in payment default under this facility, and the banks declared the entire amount of the facility to be due and payable. Pursuant to the Prismanet Collateral Agreement, the Company and such other shareholders would be jointly and severally liable for amounts due under the credit facility. Further, Prismanet's default under its credit facility or a default under the collateral agreement may be deemed events of default under the Indenture dated August 15, 1996, between the Company and Marine Midland Bank as Trustee (the "Indenture"), either of which would have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "--Additional Factors that May Affect Future Results--Risks Associated with Indebtedness."

     Except for the non-binding letter of intent for the sale of the Company's SMR projects in Peru, Chile and Ecuador, the letter agreement for the sale of the Company's Venezuelan SMR operations, the Prismanet Sale Agreement and the indications of interest from various stockholders regarding the second tranche of the Series J Financing, the Company has no commitments to sell any of its other assets or to obtain any additional debt or equity financing. If adequate sources of additional financing are not available, the Company will have to significantly curtail its operations (which may result in the loss or revocation of licenses held by Operating Companies, the delay, scale back or elimination of one or more of its projects or the merger, sale, liquidation or dilution in one or more of its investments), may be unable to repay its liabilities (including the Unit Notes (as defined below)) as they become due, and may be unable to meet its working capital and other cash requirements. For example, if the Company does not make a required $19.0 million capital contribution to Star Digitel by June 17, 1998, its 40% equity interest in Star Digitel could be reduced to an approximately 15% equity interest, and the Company could be forced to sell its equity interest in Star Digitel. In addition, if the Company does not make a required $2.1 million shareholder loan to Mobilink by the end of 1998, its equity interest in Mobilink could be subject to significant dilution or a forced sale. Any of such events would have a material adverse affect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    MANAGEMENT CHANGES

    Since December 31, 1997, the Company has undergone various management changes. In March 1998, the Company hired Van E. Snowdon as President and Chief Executive Officer to succeed John D. Lockton, who was elected Vice Chairman of the Board of Directors (the "Board"). Mr. Snowdon is a director of the Company and formerly served as President of Vanguard Communications, Inc., an affiliate of Vanguard. In February 1998, the Company hired Steven D. Overly as Senior Vice President and General Counsel. Mr. Overly formerly served as Vice President and General Counsel of Lockheed Martin Telecommunications, a major satellite manufacturer and telecommunications service provider. A number of persons have recently ceased to provide services to the Company, including Douglas S. Sinclair, who ceased serving as Executive Vice President and Chief Financial Officer in March 1998 and James M. Dixon, who ceased serving as Executive Vice President in February 1998. The Company believes that the recent management changes will not have a material adverse effect on the Company's operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Dependence on Key Personnel; Recent Management Changes."

THE MARKETS

     The Company believes that the wireless communications opportunities in the Markets are attractive due to their substantial populations, large unmet demand for telecommunications services, historically strong economic growth and favorable competitive environments.

                                                                         CHINA      BRAZIL   PAKISTAN    INDONESIA   UNITED STATES
                                                                         -----      ------   --------    ----------  -------------
SUBSTANTIAL POPULATION
    Population (mm)(1)...............................................   1,243.7      163.1     143.8        203.5         271.6
    Population Growth-Year Ended December 31, 1996(2)................       1.1%       1.3%      2.7%         1.4%          0.6%
LARGE UNMET DEMAND
    Telephone Lines per 100 POPs(3)..................................       4.5        9.6       1.8          2.1          64.0
    Waiting Time for Installation of Wireline Telephone (months)(4)..       2.4        8.4       8.4          2.4             0
    Cellular Penetration (% of POPs)(5)..............................       0.6%       1.9%     0.05%         0.3%         16.3%
ECONOMIC GROWTH
    Annual Real GDP Growth 1996(6)...................................       9.7%       3.0%      4.1%         7.8%          2.4%

-----------
(1)  Source: United Nations Population Fund. Population figures for mid-year
     1997.
(2) Source: Economist Intelligence Unit, Second Quarter and Third Quarter 1997 Report.
(3)  Source:  ITU, Data as of 1996.
(4) Source: ITU, World Telecommunication Development Report 1996/1997. Data as of 1995.
(5) Source: Global Mobile, September 18, 1997. Data as of December 31, 1996. "Cellular Penetration" means the number of cellular subscribers as a percentage of the total population.
(6) Source: IMF, World Economic Outlook, May 1997 and EIU Country Forecasts, August 31, 1997. "Real GDP Growth" means growth in gross domestic product after adjustment for inflation during the relevant measurement period.

SUBSTANTIAL POPULATION. The Markets are among the largest in the world and are characterized by rapidly growing populations. The Markets comprise four of the six largest developing countries in the world based on population.

LARGE, UNMET DEMAND FOR TELECOMMUNICATIONS SERVICES. The Markets are characterized by large unmet demand for telecommunications services, as evidenced by low wireline and cellular penetration and long waiting times for the installation of phone lines. In the Markets, wireless communications services are often a substitute for wireline telephone services. The wireline penetration rate per 100 inhabitants in the Markets in 1996 ranged from 1.8 to 9.6, versus 64.0 for the U.S.

ECONOMIC GROWTH. Although several of the Markets (including in particular Indonesia) have recently experienced significant economic downturns, the Markets have experienced strong economic growth in recent years. During the period from 1991 to 1996, the Markets experienced a weighted average compound annual growth rate in real GDP of 7.8% versus 2.4% for the U.S.

FAVORABLE COMPETITIVE ENVIRONMENTS. The Company believes that the Markets have generally favorable competitive environments. In each of Pakistan and China, there are only three cellular operators. In Indonesia, although there are a number of competitors, the Company focuses on serving non-urban areas where there is frequently less competition. In Brazil, there will be two cellular operators and up to two ESMR competitors in each market.

STRATEGY

     The Company's principal business objective is to become a leading provider of wireless communications services focusing on large emerging markets where significant opportunities for growth in telecommunications services exist. Key business strategies for achieving this objective have included the following.

BUILD ON STRONG PARTNER RELATIONSHIPS. The Company seeks to maintain close working relationships with financially strong and/or strategically well-positioned partners. The Company's partners include: in China, the People's Liberation Army (the "PLA"); in Brazil, Rede Brasil Sul ("RBS"); in Pakistan, Motorola, Inc. ("Motorola"); and in Indonesia, PT (Persero) Telecomunikasi Indonesia ("Telkom Indonesia"). The Company's strategy is to work with its partners both to build its existing businesses and to identify and develop incremental business opportunities which could leverage off the current businesses.

ACQUIRE LICENSES AT LOW COST. By avoiding expensive auction payments for licenses the Company has been successful in acquiring its interest in wireless licenses at relatively low cost. The Company believes that having a low cost basis will be increasingly important as the telecommunications industries in the Markets develop and competition based on price becomes more prevalent.

CONTROL OVER OPERATING COMPANIES. The Company controls or exercises significant management control over each of the Operating Companies. In addition to holding substantial equity interests and contractual rights in the Operating Companies, the Company seeks to participate in their day-to-day operations. Contractual arrangements generally allow the Company to approve key matters such as operating budgets, business plans, human resource decisions and major corporate transactions. Additionally, members of senior management of the Company frequently serve as senior executives and directors of each Operating Company, thereby giving the Company direct influence over the strategy and operations of the Operating Companies.

PURSUE DEBT FINANCING AT OPERATING COMPANY LEVEL. Whenever possible, the Company generally seeks to finance the Operating Companies with debt at the project level. Although start-up funding is typically provided by equity contributions from the Company and its project partners, initial construction and expansion of the wireless network is usually financed by debt provided by equipment vendors, commercial banks and other third parties. Once the project becomes operational, the Company seeks to obtain long-term debt financing with limited or no recourse to the Company or its project partners.

II.  OPERATING COMPANIES

     For a discussion of the risks associated with the ownership and operation of the Operating Companies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results."

     CHINA - GREAT WALL CELLULAR

     The Company currently holds a 40% indirect equity interest in Star Digitel. Vanguard also holds a 7% indirect interest in Star Digitel. Star Digitel was founded in 1992 and since its inception has been involved in the development and construction of cellular networks in China, in cooperation with various local commercial entities (the "PLA Partners") that have close relationships with the PLA.

     In 1995, the Ministry of Posts and Telecommunications (together with its successor ministry as of March 1998, the Ministry of Information Industry, the "MPT"), the principal government agency responsible for regulation of the telecommunications industry and the principal provider of wireless services in China, agreed to cooperate with the PLA in developing networks using spectrum in the 800 MHz frequency band which had previously been allocated to the PLA (the "PLA/MPT Cooperation").

     Star Digitel is developing 800 MHz cellular networks in the Star Digitel Provinces, which include Eastern Guangdong and the provinces of Hebei, Shandong, Yunnan, Hainan, Sichuan and Gansu. The Star Digitel

Provinces encompass a total of 351 million POPs and approximately 124 million urban POPs. In addition, Star Digitel is participating in developing one of the first commercial CDMA cellular networks in China in the municipality of Beijing. Beijing has a population of 11.1 million people.

     Within the Star Digitel Provinces, as of December 31, 1997, Star Digitel had established eight networks with 128 cellular base stations. These networks served approximately 43,000 subscribers as of December 31, 1997. Cellular services are currently being provided in 14 of Star Digitel's networks in six of the seven Star Digitel Provinces: Eastern Guangdong, Hebei, Shandong, Hainan, Sichuan and Gansu.

COUNTRY OVERVIEW

     With over 1.2 billion people, China is the most populous country in the world, and has a land area of approximately 3.7 million square kilometers. For political and administrative purposes, China is divided into 23 provinces, five autonomous regions and four municipalities, each reporting directly to the central government. Each of the 23 provinces has a population larger than most European countries. In recent years, China has experienced rapid economic and significant population growth, as evidenced by real GDP and population growth rates of approximately 9.7% and 1.1% respectively, for the year ended December 31, 1996.

     Guangdong is the fifth largest province in China, with a population of over 66 million people, including an urban population estimated at 17 million people. Guangdong ranks first among Chinese provinces in terms of GDP and had an estimated 3 million wireless subscribers as of August 31, 1997. Located immediately to the north of Hong Kong, Guangdong has been a major focus of economic development since the early 1980s.

     Hebei has a population of over 63 million people, with 20 million people living in urban areas. Hebei ranks seventh among Chinese provinces in terms of GDP and had approximately 230,000 wireless subscribers as of December 31, 1996. Hebei borders both the province of Shandong and the municipality of Beijing.

     Shandong is the third largest province in China with a population of over 86 million people, including an urban population of over 44 million people. Shandong ranks second among the provinces in China in terms of GDP. As of December 1996, Shandong had approximately 320,000 wireless subscribers. Shandong includes the Yantai Region in the northeastern part of the province, which consists of 12 major urban and business centers with a population of over 16 million people, as well as the coastal city of Qingdao, economic development zone established by the Chinese government. Both the Yantai Region and Qingdao are among the 14 coastal open cities currently promoted by the Chinese government to attract foreign investment.

     Yunnan has a population of approximately 38 million people, including an urban population estimated at 10 million people. As of December 31, 1996, Yunnan had approximately 100,000 wireless subscribers. Because Yunnan borders the countries of Myanmar, Laos and Vietnam, it has become the gateway to China for these neighboring countries.

     Hainan is one of the smallest provinces in China, with a population of only seven million people. Despite its small size, however, Hainan had over 50,000 wireless subscribers as of December 31, 1996. Hainan has been designated by the Chinese government as a special economic zone.

     Sichuan is the largest province in China, with a population of over 97 million people, including an urban population of over 23 million people. It ranks fourth among Chinese provinces in terms of GDP, and had approximately 260,000 wireless subscribers as of December 31, 1996. Sichuan is currently at the center of the Chinese government's plan to develop the economies of its western provinces.

     Gansu has a population of approximately 23 million people, including an urban population of over 8 million people. Gansu has been chosen by the Chinese government to receive economic incentives in order to lure business. Lanzhou, the capital of Gansu, is the gateway for companies seeking to do business in the northwestern frontier areas of China.

     Beijing, the capital of China, has a population of over 11 million people. As of October 31, 1997, Beijing had approximately 575,000 wireless subscribers.

     The telecommunications industry has become one of the fastest developing industries in China. Currently, China ranks third in the world in terms of the number of people using mobile phones, after the United States and Japan. According to FT Mobile, it is estimated that this number exceeded 11 million as of the end of 1997 and will exceed 30 million by the year 2000. Despite the rapid growth in the number of subscribers, the wireless penetration rate in China is still low compared to other Asian and international markets. FT Mobile estimates that between 1991 and the year 2000, investment in China's telecommunications infrastructure will be US $100 billion, with investments in wireless infrastructure representing approximately 30% of this total.

OPERATING COMPANY OVERVIEW

     Star Digitel's cellular networks are being constructed in cooperation with the PLA Partners, who the Company believes have been granted or delegated by the PLA the right to use certain frequencies in the 800 MHz spectrum to construct regional cellular networks for commercial use in each of the Star Digitel Provinces. See "License and Interconnection." Pursuant to the PLA/MPT Cooperation, in each region in which a cellular network has been or will be built, the relevant PLA Partner is to provide the frequencies to be used by the local network, and the MPT, through its corresponding local Posts and Telecommunications Administrative Bureau ("PTA"), is to provide all necessary numbers and interconnection to the MPT's existing wireline network.

STRUCTURE IN STAR DIGITEL PROVINCES

     Star Digitel has entered into various cooperative arrangements with the PLA Partner in each of the Star Digitel Provinces in order to develop AMPS cellular networks. Currently, certain regulatory restrictions exist in China which prohibit participation by foreigners or foreign investment enterprises in the operation and management of companies providing telecommunications services in China. See "--Additional Factors That May Affect Future Results--Risks Inherent in Foreign Investment." As a result, Star Digitel has structured and will structure its operations such that it is a provider of telecommunications equipment, services and financing to Chinese telecommunications providers rather than a direct provider of cellular services.

     In the province of Hebei, the city of Qingdao in the province of Shandong and in Eastern Guangdong, Star Digitel has implemented the CJV Model as an operating model which it has developed to comply with the Chinese foreign ownership prohibition. The CJV Model generally involves the formation of a domestic cooperation company (a "Great Wall Company") in a province by the local PLA Partner and, in some cases, with the local PTA, and the formation by Star Digitel of a cooperative joint venture company (a "CJV Company") with the local PLA Partner or Great Wall Company. The Great Wall Company will operate the cellular network. The CJV Company will enter into an Equipment and Services Contract with the Great Wall Company pursuant to which the CJV Company will build the cellular network and provide technical services in return for a network usage and technical services fee from the Great Wall Company, which will typically equal a percentage of the revenues or net profits earned in operating the cellular network, plus, in some cases, connection fees or a fixed equipment fee for a set amount of years. Star Digitel will, in turn, receive a percentage of the revenues or profits of the CJV Company. Although the percentage of revenues or profits to be received by Star Digitel will vary by province, Star Digitel will, in most cases, be entitled to receive a percentage of the revenues or profits of the CJV Company that is greater than that distributable to the PLA Partner (or Great Wall Company) until its capital contributions are recovered. In most cases, Star Digitel will hold a majority of the seats on the CJV Company's board of directors and will be responsible for directing the day-to-day operations of the CJV Company. The typical contract forming a CJV Company (the "CJV Contract") has a term of approximately 20 years, at the expiration of which the CJV Company will be dissolved or all fixed assets of the CJV Company will either become the property of the local PLA Partner (or Great Wall Company) or be distributed to Star Digitel and the local PLA Partner (or Great Wall Company) according to their equity interests in the CJV Company. If, in the future, foreign participation in the operations or ownership of companies providing telecommunications services in China is permitted, the Equipment and Services Contract or CJV Contract will typically provide that the parties will use their best efforts to permit Star Digitel to operate the cellular network and to convert the rights and interests of the CJV Company, or Star Digitel, as applicable, under the Equipment and

Services Contract, into an equity interest in the Great Wall Company and, in some cases, extend the 20 year term of the CJV Contract.

     Although the legality of the CJV Model has not yet been formally tested in a court proceeding or administrative tribunal and there can be no assurance that the CJV Model is legally binding and complies with the Chinese foreign ownership prohibition, the Company understands that similar models are in use by other foreign companies that are investing in the Chinese telecommunications services market, including by foreign investors who are investing in China United Telecommunications Corporation ("Unicom"), China's second national carrier, in the construction of its GSM cellular and wireless paging networks. However, the Company is not aware of the exact terms of these structures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Risks Inherent in Foreign Investment."

     In the provinces of Yunnan, Hainan, Sichuan and Gansu and in the provinces of Shandong aside from Qingdao, Star Digitel has not yet begun implementation of the CJV Model. To date, Star Digitel has entered into agreements with the local PLA Partner in these provinces that set forth a general scheme for the cooperation of the parties in constructing and operating a cellular network in each respective province. These agreements typically provide for the provision by Star Digitel of equipment and technical and engineering services to the cellular network in exchange for the allocation to Star Digitel of a portion of the revenues or profits of the network. The Company believes that the legal enforceability of these agreements is unlikely, due to their generality and the lack of approval of such agreements by appropriate authorities in China. However, because of the good relations that Star Digitel has forged with its local partners and the past compliance of the PLA Partners with the terms of these agreements, the Company believes that the local partners will continue to honor the terms and conditions of these agreements until the CJV Model can be implemented. The failure of the PLA Partners to honor their obligations under these agreements would have a material adverse effect on the business and prospects of Star Digitel and the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Risks Inherent in Foreign Investment."

     The Company believes that implementation of the CJV Model in each Star Digitel Province is necessary in order to improve the enforceability of Star Digitel's agreements with its local partners. The Company further believes that implementation of the CJV Model will allow Star Digitel to enhance further its relationships with the PLA Partners and with the Great Wall Companies. While, under the CJV Model, Star Digitel does not control the Great Wall Companies and their operation of the cellular networks, the Company believes that such relationships will enable Star Digitel to exert a certain degree of influence on the management and operations of the cellular networks on a day-to-day basis without violating the current written Chinese policies and regulations prohibiting foreign ownership and operation of telecommunications enterprises.

     The Company believes that the MPT supports the construction of cellular networks by the Great Wall Companies using the PLA's 800 MHz spectrum. However, there can be no assurance that such support will continue, especially in light of the MPT's recent sale to the public of an interest in its cellular networks in Guangdong, which compete with Star Digitel's cellular network in Eastern Guangdong. See "--Competition." Neither the MPT nor the local PTA has yet formally approved the agreements between Star Digitel and the local PLA Partners in Hebei, Qingdao and Eastern Guangdong. In addition, in certain of the Star Digitel Provinces, the brand name "China Telecom", a trademark owned by the MPT, is used in the marketing of cellular services by the

PLA Partners (or Great Wall Companies). However, the MPT has not formally granted to the PLA Partners (or Great Wall Companies) the right to use the "China Telecom" brand name to market cellular services. Any decision by the MPT not to support the development of cellular networks using the PLA's 800 MHz spectrum would have a material adverse effect on Star Digitel and the Company.

BEIJING CDMA PROJECT

     Star Digitel is currently participating in a project to develop and construct an 800 MHz CDMA cellular network in Beijing. Star Digitel has invested in the project through its subsidiary, Shenzhen China Telecom Technology Company Limited ("SCTT"), a Chinese foreign equity joint venture company in which Star Digitel holds a 95% equity interest. On August 12, 1997, SCTT and two other investors each entered into identical contracts with the Beijing Shenzhou Great Wall Telecommunications Technology Development Center ("Shenzhou Great Wall"), a company affiliated with the PLA, to invest jointly in the development and construction of the CDMA network in Beijing (the "Beijing Cellular Network") by Shenzhou Great Wall and the Beijing PTA. Shenzhou Great Wall and the Beijing PTA have formed a Great Wall Company to operate the network. The Beijing Cellular Network is still in the early stages of development and commenced commercial operations in December 1997. Star Digitel does not have any active involvement in the management of the development of the Beijing Cellular Network. In addition, it is unclear whether the business license of SCTT permits it to make such an investment. If such investment were successfully challenged, the Company could be required to divest its interest in the Beijing Cellular Network, which could have a material adverse effect on Star Digitel and the Company. Subsequent to year end, one of the two other investors withdrew from the project. Star Digitel and the other remaining investor were given the right of first refusal to take up its share of the investment in the project on a pro-rata basis.

CURRENT OPERATIONS AND DEVELOPMENT PLAN

     Services are currently offered in certain cities in the Star Digitel Provinces. As of December 31, 1997, the cellular networks in the Star Digitel Provinces had 128 operational cell sites. Currently, these cellular networks have the capacity to serve in the aggregate approximately 112,300 subscribers based on various operating and usage assumptions. Star Digitel intends to expand the coverage and increase significantly the capacity of the cellular networks in the Star Digitel Provinces. As of December 31, 1997, the Beijing Cellular Network had 31 operational cell sites, a total capacity of approximately 45,000 subscribers and served approximately 2,000 subscribers.

     As of December 31, 1997, Star Digitel's cellular networks had the number of subscribers set forth below.

                                                       TOTAL               URBAN            NUMBER OF
           PROVINCE                                    POPS                 POPS            SUBSCRIBERS
           --------                                    -----               ------           -----------
                                                                         (MILLIONS)
Guangdong..............................                35.2                  17.0              22,900
Hebei..................................                63.3                  20.1               7,200
Shandong...............................                86.4                  44.5               5,900
Yunnan.................................                38.9                  10.0                 -
Hainan.................................                 7.0                   1.1               1,200
Sichuan................................                97.5                  23.8               3,500
Gansu..................................                23.5                   8.1               2,700
                                                 ------------------    ---------------    ----------------
          Total:                                      351.8                 124.6              43,400
                                                 ------------------    ---------------    ----------------

     The cellular networks in each of the Star Digitel Provinces are being constructed using AMPS technology. However, pursuant to the PLA/MPT Cooperation, the PLA and MPT contemplated the construction of a nationwide CDMA network in China using the PLA's 800 MHz frequency spectrum.
Accordingly, it is contemplated that all cellular networks operating using the PLA's frequency will ultimately employ CDMA technology. As a result, Star Digitel will ultimately be required or may otherwise determine to upgrade its cellular networks to CDMA technology. However, in certain of the Star Digitel Provinces, Star Digitel does not currently have agreements granting to it the right to construct networks using CDMA technology. See "--Regulatory
Overview" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--

Risks Associated with Licenses." Star Digitel currently purchases network equipment from Motorola and Northern Telecom.

LICENSE AND INTERCONNECTION

     In each Star Digitel Province, the Company believes that the PLA has granted to the PLA Partner the right to use 2x10 MHz of spectrum in the 800 MHz frequency band which the PLA has informed the Company has been allocated to the PLA and the Central Military Commission, and that the PLA Partner has, in turn, contributed such right to the Great Wall Company in each Star Digitel Province where the CJV Model is being implemented. The use of such spectrum for the development of commercial cellular networks is subject in all circumstances to the needs and military requirements of the PLA. While the Company believes that the PLA has been allocated such spectrum and that the use of such spectrum has been granted to the PLA Partners (or Great Wall Companies), in many circumstances Star Digitel has not been provided with definitive documentation relating to such grants. In the event it is determined that the PLA has not been allocated such spectrum, or that the PLA Partner (or Great Wall Company) has not been granted the right to use such spectrum in a Star Digitel Province, or in the event the PLA determined that it required the use of such spectrum for military purposes, the PLA Partner (or Great Wall Company) would not have the right to operate the cellular network in such Star Digitel Province, which would have a material adverse effect on Star Digitel and the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Continuing Losses; Limited Operating History" and "--Risks Associated with Licenses."

     Star Digitel anticipates that its networks will occupy all of the 2x10 MHz of spectrum granted to the PLA Partner in each Star Digitel Province. However, the Company understands that approximately 2x3 MHz of spectrum has been reserved by the PLA for use in the operation of a CDMA network. As a result, in the event that the PLA Partner in a Star Digitel Province determines to grant the right to develop the CDMA network to a party other than Star Digitel, the amount of spectrum available for Star Digitel's networks would be reduced, which could have a material adverse effect on Star Digitel and the Company.

     Although current Chinese regulations provide that the approval of the State Radio Regulatory Commission (the "SRRC") is required for the transfer of any PLA-controlled frequency band from military to civilian use, the Company understands that the PLA has neither sought nor obtained any such SRRC approval for the use of the spectrum by the PLA Partner (or Great Wall Company). The consequences of failing to obtain such SRRC approval are unclear.

     The PTA in each Star Digitel Province currently provides interconnection to the local wireline network. While the PLA/MPT Cooperation contemplates that the local PTA in each province will provide interconnection, other than in Qingdao, there is currently no formal interconnection agreement between the local PTA and the cellular network in each Star Digitel Province. The inability of a cellular network in a Star Digitel Province to interconnect with the MPT's wireline network would have a material adverse effect on Star Digitel and the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Dependence on Other Telecommunications Providers."

SALES AND MARKETING

     Star Digitel and its partners intend to launch a promotional advertising campaign that will target local business users in the Star Digitel Provinces. The strategy of Star Digitel and its partners is designed to take advantage of the unmet demand for cellular services in the Star Digitel Provinces. Star Digitel and its partners plan to create a consistent service package within each of the Star Digitel Provinces in terms of equipment prices, tariff packages and value added services. Star Digitel and its partners intend to distribute cellular services through retail stores, independent agents and dealers and through the sale of prepaid services. In addition, continued efforts are being made to develop new sales channels such as retail-oriented organizations and co-marketing opportunities with key industry players.

COMPETITION

     Currently, the principal provider of cellular mobile telephone services in the Star Digitel Provinces is the MPT, which operates GSM and TACS networks. The MPT, through the local PTAs, is also the monopoly wireline provider in each of the Star Digitel Provinces. In late 1997, the MPT transferred its cellular networks in Guangdong and Zheijang provinces to China Telecom (Hong Kong) Limited and sold an interest therein to the public in an initial public offering. The second largest provider of cellular services in the Star Digitel Provinces is Unicom, a joint venture whose principal shareholders are the Ministry of Information Industry as the successor to the Ministry of Electronics Industry, the Ministry of Power and the Ministry of Railways, which is in the process of constructing cellular networks using GSM technology and wireless paging networks in most major cities in China. Unicom is also positioning itself as a competitor of the MPT for providing wireline services. The MPT is likely to remain the dominant provider of cellular services in China.

INVESTMENT; CAPITAL EXPENDITURES; FINANCING

     As of December 31, 1997, the Company had expended approximately $33.3 million to acquire its 40% equity interest in, and make shareholder loans to, Star Digitel. In January 1998, the Company deposited an additional $400,000 into escrow to serve as collateral in connection with a $1 million short term debt facility provided by ING Barings. Further, in March 1998, the Company funded an additional $4 million to Star Digitel as its pro-rata share of a $10 million capital call declared by Star Digitel. Subject to raising sufficient debt or equity capital, the Company currently expects and is contractually obligated to contribute an additional $19 million to Star Digitel on or before June 17, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Star Digitel has in the past funded a significant portion of its expenditures with borrowings under its Bank Bira $7 million credit facility, and its Toronto Dominion $8 million and $20 million bridge loans. Borrowings under the Bank Bira credit facility bear interest at LIBOR plus 2.75% and have been guaranteed by the shareholders of Star Digitel. Currently, Star Digitel has borrowed the full amount available under the Bank Bira credit facility, which will mature in July 1998. Borrowings under the two Toronto Dominion bridge loans bear interest at LIBOR plus 2.25%, or 2.50% if the bridge loans are extended. The two Toronto Dominion bridge loans are guaranteed by each shareholder of Star Digitel up to its pro rata share, except that the Company's share of the guarantee has been guaranteed by Vanguard. Currently, Star Digitel has borrowed the full amounts available under the two Toronto Dominion bridge loans, which will mature in May 1998. See "Certain Relationships and Related Transactions--TD Bridge Loans to Star Digitel." In addition, in January 1998, ING Barings provided Star Digitel with a $1 million short term debt facility, which is currently fully drawn and has been cash collateralized by the shareholders.

     Star Digitel has budgeted capital expenditures of approximately $139.0 million through 1998, primarily to fund network expansion, including a capital contribution of $20 million to fund construction of the Beijing Cellular Network. Star Digitel does not currently have commitments for most of the funds necessary to finance such capital expenditures. Star Digitel is currently in negotiations to finance its operations and capital expenditures through vendor financing and other credit facilities and borrowings. There can be no assurance that Star Digitel will be successful in obtaining such financing. The failure of Star Digitel to obtain such financing would have a material adverse effect on the ability of Star Digitel to continue to conduct its business. In addition, Star Digitel will in the future require substantial additional financing to continue the expansion of its networks as well as for other corporate purposes. In particular, substantial funding will be required to upgrade the networks in the Star Digitel Provinces using CDMA technology. There can be no assurance that Star Digitel will be able to obtain any such financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Negative Operating Cash Flow; Critical Dependence on Additional Financing."

CORPORATE GOVERNANCE

     Pursuant to an Amended and Restated Shareholders' Agreement entered into as of April 4, 1997 among the Company, Star Digitel, Star Telecom Holding Limited ("STHL") and a subsidiary of Vanguard, the Company has the right to designate five of 10 members of the board of directors of Star Digitel, including the vice chairman of the board of directors of Star Digitel. In addition, the Company has the right, subject to the consent of STHL, to appoint the chief executive officer, the vice president of engineering and the chief financial officer of Star Digitel. Certain significant corporate actions require unanimous approval of the board of directors of Star Digitel. In addition, certain significant corporate actions require approval by a 75% vote of the shareholders of Star Digitel.

LOCAL STRATEGIC PARTNERS

     In addition to the Company's 40% interest in Star Digitel, STHL owns 53% of Star Digitel and Vanguard owns 7% of Star Digitel.

     STHL is a publicly traded Hong Kong company that owns one of the largest paging and internet service providers in Hong Kong. It is majority owned by China Strategic Holdings Ltd. ("CSH"). The Chairman of CSH, Mr. Oei Hong Leong, is the Co-Chairman of Star Digitel. Shareholders of CSH include Hutchison Whampoa Co. and Morgan Stanley.

REGULATORY OVERVIEW

     The telecommunications industry in China is subject to a high degree of regulation by the Chinese government through a number of government ministries. The most important of these is the MPT, which has overall responsibility for the regulation of postal and public telecommunications operations and services in China. The MPT is also the primary provider of both wireline and wireless telecommunications services in China. See "Competition." Among other things, the MPT, together with the State Planning Commission, regulates the pricing of tariffs and handset financing.

     Prior to 1993, the Chinese telecommunications industry was operated and managed exclusively by the Chinese central government and foreign investment in telecommunications businesses was prohibited. However, in 1993, under immense pressure from the State Council, the MPT liberalized certain telecommunications businesses, allowing domestic entities not controlled by the MPT to operate such businesses. Notwithstanding such liberalization, a complete ban on foreign investment in telecommunications businesses was maintained.

     In 1994, the State Council authorized the establishment of Unicom as a second telecommunications network operator. Unicom was officially established on July 1, 1994. In November 1994, the MPT issued a notice (the "Notice") permitting local governments, state owned enterprises and institutions and domestic telecommunications network operators to invest jointly with the MPT and its subordinate enterprises in telecommunications projects. The Notice further provided that, subject to certain conditions, domestic enterprises engaging in the telecommunications business should actively utilize overseas investment and that foreign investment in the construction of telecommunications networks was allowed and encouraged.

     Despite these developments, foreign investors are currently still not permitted to operate or manage telecommunications networks or provide telecommunications services in China. See "--Additional Factors That May Affect Future Results--Risks Inherent in Foreign Investment." The current policy emphasizes that while some foreign investment is now to be allowed, it is not to extend to a direct equity share in a telecommunications enterprise. The ban on the operation of telecommunications networks by foreign companies or domestic companies in which foreign companies have invested (i.e., foreign-invested enterprises such as Chinese-foreign joint ventures) remains. Foreign investment is only allowed in the construction of the networks.

     The Company has been informed that on February 8, 1998, China Electronics Systems Engineering Company ("CESEC"), an entity that the Company believes was formed by the PLA to engage in the provision of commercial communications services, issued an unpublished supplemental notice (the "CESEC Notice") on cooperative construction and investment in CDMA cellular projects in China. The CESEC Notice established guidelines for participation and investment in CDMA projects by the PLA and other investors, including Star Digitel. The CESEC Notice provides, among other things, that the expansion of the construction of AMPS networks shall no longer be conducted and that existing AMPS investors will be permitted to participate in the investment of CDMA networks. Based upon Star Digitel's discussions with its local partners, the Company does not believe that the CESEC Notice will be interpreted by the relevant governmental authorities to require a termination of the construction of Star Digitel's existing AMPS networks. Further, the Company believes that completion of such networks will not require any further approvals from any governmental authorities that may be bound by the provisions of the CESEC Notice. However, it is unclear how the relevant authorities will interpret and apply the foregoing restrictions on expansion of Star Digitel's networks and whether Star Digitel's local partners in the Star Digitel Provinces will be bound by such interpretations. Accordingly, there can be no assurance that the CESEC Notice will not prohibit Star Digitel from expanding its existing AMPS networks, which would have a material adverse on Star Digitel and the Company. The CESEC Notice also includes various restrictions relating to the structure of investments in CDMA projects. Although the effect of these provisions is not clear, Star Digitel may be required to renegotiate its existing agreements with its local partners in connection with the proposed transition of its existing AMPS networks to CDMA. See "--Current Operations and Development Plan." If such renegotiations are required, there can be no assurance that new agreements will be reached on acceptable terms or at all, which may have a material adverse effect on Star Digitel and the Company.

     In order to provide a uniform regulatory framework to encourage the orderly development of the telecommunications industry in China, the MPT is currently preparing an initial draft of a telecommunications law. The MPT has not yet submitted such law to the National People's Congress. If such telecommunications law is adopted, it is expected to become the basic telecommunications statute in China. Although the Company expects that such telecommunications law would have a positive effect on the overall development of the telecommunications industry in China and in the overall climate for foreign investment and participation in the

Chinese telecommunications sector, the nature and scope of the regulation contemplated by such law is not fully known. There can be no assurance that such telecommunications law, if adopted, would not have a material adverse effect on Star Digitel's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Regulation."

     To ensure the orderly development of telecommunications infrastructure and services, the State Planning Commission ("SPC") is empowered by the State Council to exercise responsibility over the approval of all telecommunications development projects with domestic investment involving total capital investment in excess of Renminbi 50 million. With respect to any telecommunications development project involving foreign investment, under general foreign investment policies, the approval of the SPC is required if the project's total investment exceeds $30 million. Accordingly, project proposals and feasibility study reports for such projects, following review and approval by the MPT or the relevant local PTA, must be submitted for approval to the SPC.

     As of December 1, 1996, the Renminbi yuan, the currency of China, became fully convertible for current account transactions, including profit repatriation and interest payments. No approvals are needed in order to acquire foreign exchange for a current account transaction. Strict controls continue for capital account transactions in foreign exchange. Capital account transactions include loans, direct and portfolio investments and investments in negotiable securities.

     Star Digitel is permitted under Chinese law to receive profits and distributions from its Chinese investments, including from the CJV Companies. Star Digitel, in turn, is permitted under Hong Kong law to remit dividends and profits to foreign shareholders, including the Company.

     BRAZIL - VIA 1 AND RMD

     Via 1 was formed in April 1997 as the entity through which RBS, Grupo Arbi, a Brazilian industrial financial group ("Grupo Arbi"), and the Company will provide SMR services in the major cities in Brazil. The Company currently holds a 47.3% indirect equity interest in Via 1. The remaining 52.7% equity interest is owned by a wholly owned subsidiary of RBS. After completion of the initial capitalization of Via 1, including the planned addition of Grupo Arbi as an equity partner in Via 1 and the capitalization of various shareholder loans and other contributions made by the Company and RBS to Via 1 to date, the Company expects to hold an equity interest of approximately 62% in Via 1. The Company's equity interest will be subject to adjustment in the future for capital contributions made by the shareholders of Via 1. See "--Project Background; Corporate Governance."

     In January 1998, the Company consummated the RMD Acquisition and thereby acquired RMD-Brasil. The Company is currently in discussions with its partners regarding the formation of the Combined Company and is in the preliminary stages of combining the operations of Via 1 and RMD-Brasil in order to realize operational and other synergies. See "--Project Background; Corporate Governance." The Company believes that upon its formation, the Combined Company will have sufficient channel capacity to transition selected markets in Brazil to ESMR services and will be one of the leading SMR/ESMR service providers in Brazil.

COUNTRY OVERVIEW

     With a population of over 160 million people, Brazil is the fifth most populous country in the world and has the highest real GDP in Latin America, estimated at $749 billion in 1996. Brazil has experienced a significant increase in international trade due in part to steady economic growth and structural economic reforms, including the implementation of a successful anti-inflation plan (the "Real Plan"), and a free-trade and customs union with Argentina, Uruguay, Paraguay and Chile ("Mercosur"). Under the Real Plan, Brazil has lowered inflation from an annual rate of 2,709% in 1993 and 910% in 1994 to 14.8% in 1995 and 9.3% in 1996 as measured by the IGP-DI, a widely used indicator of inflation in Brazil.

     The Company believes that there is a significant unmet demand for both wireline and wireless communication services in Brazil. Although Brazil is the fifth most populous country in the world, it ranks thirty-ninth in terms of teledensity, with only 19% of all residences receiving telephone service. In addition, substantial waiting times exist for both landline and cellular service in Brazil. For example, the waiting time for installation of a landline telephone in Brazil is approximately 8.4 months.

     The Company believes that a significant portion of Brazil's unmet demand for telecommunications services is for the business communications needs of various industries such as transportation, communications, media, construction, technical maintenance, security and agriculture. The wireless communication needs of these industries are currently being addressed by a combination of cellular and SMR services. However, the Company believes that many of the wireless communication needs of these segments could be better served by ESMR services.

OPERATING COMPANY OVERVIEW

     CURRENT OPERATIONS AND DEVELOPMENT PLAN. In anticipation of the incorporation of Via 1, the Company and RBS commenced operations under the tradename "Via 1" in Porto Alegre, Novo Hamburgo and Caxias do Sul in July 1996 and in Rio de Janeiro in March 1997. The Company and RBS are currently managing the operations of Via 1 through SRC, the Company's indirect wholly owned Brazilian subsidiary and Telcom-Telecomunicacoes Brasil, Ltda., a wholly owned subsidiary of Via 1. The Company anticipates that SRC will be contributed to Via 1 as part of the initial capitalization of Via 1. As of December 31, 1997, Via 1 was operational in 18 cities in Brazil. Via 1 is using a combination of Uniden and Nokia infrastructure equipment in these operations. As of December 31, 1997, Via 1 had approximately 7,000 subscribers and had installed 21 transmission sites and constructed 520 channels.

     In January 1998, the Company acquired RMD-Brasil, which began providing SMR services in Brazil in September 1995 and which had approximately 12,000 subscribers as of December 31, 1997. RMD-Brasil currently offers services in 14 cities in Brazil, including Sao Paulo and Rio de Janeiro. As of December 31, 1997 RMD-Brasil had installed 22 transmission sites and had constructed 211 channels.

     LICENSES AND INTERCONNECTION. Via 1 has four wholly owned subsidiaries and a 50% interest in a fifth company that hold licenses for an aggregate of 540 channels in the 800 MHz frequency band. The Company, through SRC, indirectly holds licenses for 140 channels in the same frequency band. The Company and RBS have agreed that the Company will contribute SRC to Via 1 as part of the initial capitalization of Via 1. See "--Project Background; Corporate Governance." (Via 1's licenses together with SRCs licenses are referred to herein as the "Via 1 Licenses.") The Via 1 Licenses cover approximately 48 million POPs located primarily in southern and central Brazil.

     After the initial capitalization of Via 1, the Company anticipates that Grupo Arbi will contribute licenses for 120 channels in the 800 MHz range (the "Grupo Arbi Licenses") in exchange for a minority equity interest in Via
1. The Grupo Arbi Licenses cover areas located primarily in southern Brazil and include channels in the State of Sao Paulo and the city of Rio de Janeiro. In anticipation of the execution of a formal agreement with Grupo Arbi that provides for its contribution of the Grupo Arbi Licenses and its participation as an equity holder in Via 1, Via 1 has been constructing and operating the Grupo Arbi Licenses since July 1996. Although Grupo Arbi has permitted the unrestricted use of the Grupo Arbi Licenses by Via 1 to date, there can be no assurance that the Company, RBS and Grupo Arbi will successfully formalize Grupo Arbi's participation in Via 1, which could have a material adverse affect on Via 1 and the Combined Company.

     RMD, through RMD-Brasil, holds licenses for 960 channels, covering approximately 49 million POPs in Brazil (the "RMD-Brasil Licenses"). Key cities in which RMD-Brasil has licenses include Sao Paulo and Rio de Janeiro. Assuming the contribution of the Grupo Arbi Licenses to Via 1 and the consolidation of Via l and RMD-Brasil, the Combined Company will hold licenses for an aggregate of 1,760 channels in the 800 MHz frequency band covering approximately 53 million POPs as shown in the following table:

                     COMBINED COMPANY LICENSE POSITION(A)

                                                                                    GRUPO ARBI        RMD-BRASIL
                                                   POPS      VIA 1 LICENSES         LICENSES           LICENSES           TOTAL
                                                 (MM)(B)       (CHANNELS)          (CHANNELS)         (CHANNELS)        (CHANNELS)
                                                 --------    --------------        -----------       ------------       ---------
STATE OF RIO GRANDE DO SUL
       Caxias do Sul.......................         0.33              20                  _               _                 20
       Novo Hamburgo.......................         0.23              20                  _               _                 20
       Osorio..............................         0.03              20                  _               _                 20
       Porto Alegre........................         2.91              80                 20              60                160
       Santa Maria.........................         0.23              20                  _               _                 20
STATE OF SANTA CATARINA
       Blumenau............................         0.23              20                  _               _                 20
       Criciuma............................         0.16               5                  _               _                  5
       Florianopolis.......................         0.27              40                 20              40                100
       Itajai..............................         0.13               5                  _               _                  5
       Joinville...........................         0.40              20                  _               _                 20
       Tubarao.............................         0.08               5                  _               _                  5
STATE OF PARANA
       Curitiba............................         1.97              20                  _             100                120
STATE OF SAO PAULO
       Bauru...............................         0.29              20                  _               _                 20
       Campinas............................         0.91              15                 20              60                 95
       Jundiai.............................         0.29              60                  _               _                 60
       Limeira.............................         0.23              20                  _               _                 20
       Piracicaba..........................         0.30              30                  _               _                 30
       Ribeirao Preto......................         0.46              10                  _              60                 70
       Sao Jose dos Campos.................         0.49              20                 20              80                120
       Sao Jose do Rio Preto...............         0.32              20                  _              60                 80
       Santos..............................         0.41              40                 20              80                140
       Sao Paulo...........................        17.11              10                  _              20                 30
       Sorocaba............................         0.43              40                  _              20                 60
STATE OF RIO DE JANEIRO
       Duque de Caxias.....................         0.72              20                  _               _                 20
       Rio de Janeiro......................        11.21              20                 20              80                120
STATE OF MINAS GERAIS
       Belo Horizonte......................         3.62              20                  _              40                 60
DISTRITO FEDERAL
       Brasilia............................         1.82               _                  _             100                100
STATE OF ESPIRITO SANTO
       Vitoria.............................         0.27              20                  _               _                 20
STATE OF BAHIA
       Salvador............................         2.42              20                  _              40                 60
STATE OF PERNAMBUCO
       Recife..............................         2.81               _                  _             100                100
STATE OF CEARA
       Fortaleza...........................         1.97               20                                20                 40
                                             -----------     ------------       -------------    ------------        -----------
TOTALS.....................................        53.05              680               120             960               1760

-------------
(a) The licenses are subject to substantial risk. See "--Additional Factors That May Affect Future Results--Risks Associated with Licenses."
(b)  Source: IBGE and the New York Times Atlas.

     The Via 1 Licenses, the Grupo Arbi Licenses and the RMD-Brasil Licenses, most of which were granted between 1992 and 1994, generally have terms of 15 years. Under Brazilian law in effect when such licenses were granted, the licensee was required to commence commercial operations using its license within one year after the grant date. Current law has increased this operational deadline to two years after the date that the Agreement between the licensee and the public authority relating to the license is published in the Official Gazette. Extensions of such deadline are available from the relevant governmental agency under certain circumstances. Via 1 failed to meet the operational deadlines with respect to Via 1 Licenses and Grupo Arbi Licenses covering an aggregate of 300 channels, 160 of which were not built out, due in part to radio interference from television stations. Such radio interference has recently been eliminated in most areas, and Via 1 has applied for extensions of the applicable operational deadlines with respect to these 160 channels. Via 1 expects that extensions will be granted for such channels. With regard to the remaining 140 channels, the Company believes that Via 1 can cure these failures by constructing and commencing operations using such channels in the future and that such channels are therefore not subject to a substantial risk of forfeiture. RMD-Brasil has, in the past, failed to meet the applicable operational deadlines with respect to certain RMD-Brasil Licenses covering a total of 330 channels. The Company believes that RMD-Brasil can cure these failures by constructing and commencing operations using such channels in the future and that such channels are therefore not subject to a substantial risk of forfeiture. However, there can be no assurance that any of the extensions described above will be granted and failure to obtain such extensions could have a material adverse effect on the Combined Company and the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Risks Associated with Licenses."

     None of the licenses proposed to be held by the Combined Company contain restrictions regarding the technology which may be used under such licenses, provided that the equipment used by the Combined Company is approved by the Brazilian Telecommunications Agency. Except for type approvals with respect to certain radios, the equipment used by Via 1 and RMD-Brasil in connection with their respective current operations has been approved by the Brazilian Telecommunications Agency.

     The continued joint operation and the consolidation of the Via 1 Licenses and the Grupo Arbi Licenses as well as the consolidation of such licenses with the RMD-Brasil Licenses and the joint operation of Via 1 and RMD-Brasil are subject to receipt of certain approvals, authorizations or exemptions from the Brazilian Telecommunications Agency. Further, the legal formation of the Combined Company may require certain additional governmental approvals, authorizations or exemptions. There can be no assurance that such approval, authorizations or exemptions will be received. Failure to obtain such approvals could result in, among other things, the forfeiture of some or all of the Via 1 Licenses, Grupo Arbi Licenses and could have a material adverse effect on Via 1, RMD-Brasil and the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Risks Associated With Licenses."

     Subject to certain limitations, Brazilian law currently permits SMR operators to interconnect with the PSTN. However, neither Via 1 nor RMD-Brasil currently has any formal agreements providing for interconnection with the PSTN at specified rates, primarily because interconnecting traffic is minimal in Via 1's and RMD-Brasil's current respective operations and does not account for a significant portion of their respective revenues. However, interconnecting traffic will likely account for a significant portion of the future revenues of the Combined Company as it transitions selected markets to ESMR services. As such, it will become increasingly important for the Combined Company to enter into interconnection agreements with local exchange carriers that provide for interconnection to the PSTN at acceptable rates. There can be no assurance that the Combined Company will be able to enter into such agreements on acceptable terms or at all. The failure of the Combined Company to enter into such agreements or the inability to interconnect to the PSTN at acceptable rates would have a material adverse effect on the Combined Company and the Company.

     SALES AND MARKETING STRATEGY. Each of Via 1's and RMD-Brasil's sales and marketing efforts currently focus primarily on providing cost-effective communications services to businesses in the local distribution, financial services, utility and construction industries in southern and central Brazil. The Company believes that the Combined Company will have more capacity for wide area coverage than any other SMR operator in Brazil and intends to use this capacity to develop a wide area ESMR network for businesses in these areas.

COMPETITION

     The Combined Company's primary competition consists of two other multi-site SMR service providers, MComcast and Airlink Servicos e Comercio Ltda. ("Airlink"). In much of its planned network, the Company does not believe that the Combined Company will compete directly with MComcast or Airlink as these two operators have historically focused on the largest cities in Brazil, as compared to the Combined Company, whose operations are expected to focus on coverage of the broader geographic area of southern and central Brazil. In Sao Paulo, the Combined Company's primary competitors are Airlink and, to a lesser extent, MComcast. In Rio de Janeiro, the Combined Company's primary competitor is Airlink. Competition in other cities is characterized by diverse, small, single market SMR operations.

INVESTMENT; CAPITAL EXPENDITURES; FINANCING

     As of December 31, 1997, the Company had funded approximately $20.7 million into the operations of Via 1. In addition, in connection with license rights obtained by the Company in the Vanguard Project Exchange, the Company allocated $5.9 million to those license rights derived from Vanguard's right to participate in Via 1. As of December 31, 1997, Via 1 had approximately $11.9 million in capital expenditures, which were used primarily for the construction of its network.

     The Combined Company has budgeted capital expenditures of approximately $18.0 million for 1998 primarily to fund network expansion and for the subscriber terminals. The Combined Company will seek to fund its capital expenditures through a combination of external financing and additional equity or debt investments by the Company and the other shareholders of Via
1. The Combined Company's inability to obtain necessary financing in order to make such additional investments on a timely basis may delay its planned capital expenditures and could have a material adverse effect on the Combined Company and the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Competition."

     In January 1998, in connection with the RMD Acquisition, RMD entered into the BT Loan Agreement, pursuant to which it refinanced $15 million of existing indebtedness to BTFIC and borrowed an additional $10 million. A significant portion of the amount borrowed pursuant to the BT Loan has been used to finance the operations of RMD-Brasil and Via 1. The Company has pledged its shares in Via 1, SRC and RMD-Brasil as well as the assets of RMD-Brasil and SRC to BTFIC to secure repayment by RMD of the BT Loan. Subject to receipt of RBS' consent and in connection with the completion of the capitalization of Via 1, it is anticipated that the Company will also pledge the assets of Via 1 to BTFIC to secure the BT Loan. See "--Project Background; Corporate Governance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

STRATEGIC PARTNERS.

    RBS, the Company's partner in Via 1, is one of Brazil's largest media companies, with operations in television and radio broadcasting and newspaper publishing predominantly located in southern Brazil. In addition to its contribution of licenses to Via 1, RBS has expedited the importation of infrastructure equipment, assisted in negotiations with governmental regulatory authorities and has permitted Via 1 to co-locate its transmitters on RBS' transmission sites in various cities in Brazil. The Company has provided Via 1 technical services, operational management and assisted in procuring the equipment necessary for the development of Via 1's network.

     Grupo Arbi, the Company's proposed additional partner in Via 1, holds interests in several areas of the Brazilian economy, including pension funds, telecommunications, metal-mechanics and banking. Grupo Arbi is affiliated with Arbi Transnational, Inc., an international financial advisory company specializing in Latin American mergers and acquisitions.

PROJECT BACKGROUND; CORPORATE GOVERNANCE

     In August 1995, IWC and a wholly owned subsidiary of RBS entered into a stockholders agreement providing for the initial capitalization of Via 1 (the "Via 1 Stockholders Agreement"). As the first step of this initial capitalization, RBS incorporated Via 1 as its wholly owned indirect subsidiary and contributed to Via 1 four companies that hold a total of 530 channels and a 50% equity interest in a fifth company holding 10 channels covering the city of Sao Paulo to Via 1. In May 1997, the Company contributed $4 million in cash to Via 1 for a 47.3% indirect equity interest in Via 1, thereby diluting RBS' equity interest from 100% to 52.7%. Pursuant to the planned second step of the initial capitalization of Via 1, the Company will contribute SRC, which indirectly holds licenses for 140 channels, to Via 1, thereby initially increasing the Company's indirect equity interest in Via 1 to 62.5% and diluting RBS' equity interest in Via 1 to 37.5%. As part of this second step, it is anticipated that RBS will also capitalize certain shareholder loans to Via 1 and that the Company will capitalize certain shareholder loans to, and other investments in, Via 1's operations. After the completion of this second step, and subject to adjustment for anticipated additional capital contributions by the Company and RBS prior to the date that the second step is consummated, it is anticipated that the Company's indirect interest in Via 1 will increase and that RBS' equity interest in Via 1 will be correspondingly diluted. However, there can be no assurance that the Company and RBS will agree on the capitalization of outstanding shareholder loans and the Company's other investments in Via 1's operations in the manner described above or at all. In addition, the Company and RBS are currently negotiating with Grupo Arbi regarding its participation in Via 1. The current negotiations contemplate Grupo Arbi participating in Via 1 by contributing the Grupo Arbi Licenses for a 7% equity interest in Via 1, which interest will be subject to dilution as a result of the capitalization of the shareholder loans and other investments in Via 1's operations by the Company and RBS described above. In the event that Grupo Arbi receives an equity interest in Via 1, the equity interests of the Company and RBS in Via 1 will correspondingly be diluted.

     Based upon the current negotiations among the parties, the Company anticipates that its indirect equity interest in Via 1 will be approximately 70% after the consummation of the foregoing transactions. There can be no assurance that the Company, RBS and Grupo Arbi will agree to the proposed terms of Grupo Arbi's participation in Via 1. The failure of Grupo Arbi to contribute the Grupo Arbi Licenses to Via 1 could have a material adverse effect on Via 1, the Combined Company and the Company. See "--Licenses and Interconnection."

     The Company is also in discussions with its partners regarding the formation of the Combined Company and is in the preliminary stages of combining the operations of Via 1 and RMD-Brasil in order to realize operational and other synergies. Based upon the current negotiations among the parties, the Company anticipates that its equity interest in the Combined Company will be greater than its equity interest in Via 1. However, there can be no assurance that the Company, RBS and Grupo Arbi will agree upon the terms of the formation of the Combined Company. Further, the formation of the Combined Company is subject to various governmental approvals, authorizations and exemptions. The failure of the Company and its partners to agree upon the terms of the formation of the Combined Company or the failure to receive the requisite governmental approvals, authorizations and exemptions could have a material adverse effect on Via 1, RMD-Brasil and the Company.

REGULATORY OVERVIEW

     Telecommunications services in Brazil are regulated by a number of laws, decrees and regulations specific to each type of telecommunications service. The Brazilian Constitution was amended in 1995 to permit the Brazilian government to grant concessions to entities to provide telecommunications services. On July 19, 1996, the Brazilian legislature enacted Law No. 9295 (the "Minimum Law") which authorized companies to provide cellular mobile services, certain other limited services, such as SMR services, and satellite telecommunication services upon receiving a concession from the Brazilian government. In July 1997, the Brazilian legislature enacted Law No. 9472 (the "General Telecommunications Law"), which included, among other things (i) the creation of a national telecommunications agency ("Anatel") and delegation of authority to Anatel with respect to license grants for telecommunication services and (ii) privatization of Telebras, the state-owned telephone company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Regulation."

     There are no limitations on foreign ownership of SMR service providers in Brazil. However, new regulations enacted in November 1997 (the "November 1997 Regulations") set forth various restrictions on the SMR operations and the ownership and transfer of SMR licenses. With regard to ownership and transfer of SMR licenses, the November 1997 Regulations provide that an SMR license may not hold more than 200 channels in a single geographic area or hold more than one license to provide SMR services in a single geographic area. The November 1997 Regulations allow the transfer of licenses between controlled and controlling companies as well as to third parties as long as the transferee fulfills all the technical, financial and economic requirements of the license, undertakes to comply with all the terms of the agreement entered into by the transferor with respect to the license and succeeds to the rights and obligations of the transferor pursuant to the license. Transfer of licenses (other than between controlled and controlling companies) is only permitted after the commencement of commercial operations under the license and requires prior approval of Anatel. Transfer of licenses between controlled and controlling companies may be done at any time subject to receipt of prior approval from Anatel.

     In addition to various technical operational requirements, the November 1997 Regulations also provide that SMR services in Brazil may only be provided to corporate persons or groups of corporate persons that are engaged in a specific activity and that SMR services may not be rendered to individuals. Further, the November 1997 Regulations impose certain limitations on SMR service providers with respect to interconnection of their networks to the PSTN and with other SMR licensees. An SMR service provider may interconnect with the PSTN only through a single point in a geographic area, is subject to certain limitations on the amount of traffic that may be routed through the PSTN and must utilize the PSTN operated by the regional state-owned telephone companies for any calls between networks outside of the local service area. Interconnection within SMR networks may also not be permitted between distinct SMR licensees or by an entity which controls more than one SMR license in the same service area. Under this regulatory framework, calls between customers on different networks in different licensed service areas where an SMR operator controls SMR licenses would have to be routed through the PSTN.

     The Company believes that the restrictions and limitations on SMR operators contained in the November 1997 Regulations will not have a material adverse effect on Via 1's current operations or the Combined Company's proposed operations. However, there can be no assurance that the November 1997 Regulations will be administered as currently anticipated or that further regulations will not be promulgated that further restrict the Combined Company's proposed operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Risks Associated with Licenses" and "--Regulation."

     PAKISTAN - MOBILINK

     The Company currently holds a 32.54% equity interest in International Wireless Communications Pakistan Limited ("IWCPL"), the holding company through which the Company holds its 19.1% indirect equity interest in Mobilink, and exercises voting control over an additional 11.76% equity interest in IWCPL owned by Vanguard. In addition, the Company holds an option to acquire shares currently representing an additional 1.54% of IWCPL and is a party to a put-call option agreement to purchase shares representing 5.71% of IWCPL on the date of exercise. Upon exercise of both of these options in their entirety, the Company shall hold or have voting control over a majority of the equity of IWCPL. IWCPL in turn owns a 58.69% equity interest in Mobilink. See "--Corporate Governance." Mobilink is the sole licensed provider of GSM cellular services in Pakistan. Currently, Mobilink provides GSM cellular services in 12 of the major urban areas of Pakistan, including Karachi, Lahore and Faisalabad, the three largest cities in Pakistan. The Company believes that Mobilink has become the fastest growing cellular provider in Pakistan. The Mobilink network consists of two switches and 59 cellular base stations. As of December 31, 1997, Mobilink had approximately 52,000 subscribers, compared to 16,000 subscribers at the end of 1996. For the year ended December 31, 1997 Mobilink achieved positive EBITDA.

COUNTRY OVERVIEW

     Pakistan is the seventh most populous country in the world, with a population of approximately 143 million. Pakistan is believed to have one of the highest population growth rates in the world and has experienced strong economic growth as evidenced by a real GDP growth rate of 4.1% for the fiscal year ended

June 30, 1996, and a targeted real GDP growth rate of 3.4% for the fiscal year ended June 30, 1997. Pakistan has one of the lowest fixed line penetration rates in the world at 1.77%, and a cellular penetration rate of only 0.05%. In recent years, the government of Pakistan has taken various steps to encourage growth in existing sectors and to encourage investment in sectors previously dominated by the government in an attempt to broaden Pakistan's economic base. Recent government legislation has significantly reduced telecommunications infrastructure and cellular handset duties, which is accelerating the growth in cellular telecommunications in Pakistan.

     Until December 31, 1995, the state-owned Pakistan Telecommunications Company ("PTCL"), or its predecessor, the Pakistan Telegraph and Telephone Department (the "PTTD"), was the sole supplier of telecommunications services in Pakistan. On January 1, 1996, as part of the deregulation and privatization policies described above, PTCL was made into an independent company and a small percentage of shares were made available to the public. PTCL currently holds an exclusive license to provide local and international telephone services in Pakistan until 2003. In addition, Mobilink and its two competitors hold non-exclusive licenses to provide cellular services in Pakistan. Mobilink's license provides for the provision of cellular services using digital GSM technology, whereas the other operators' licenses provide for the provision of cellular services using analog AMPS technology. Mobilink's license to provide GSM cellular services expires in 2007, whereas its competitors' AMPS cellular licenses expire in 2005.

OPERATING COMPANY OVERVIEW

     CURRENT OPERATIONS AND DEVELOPMENT PLAN. Mobilink launched its commercial operations in August 1994, and was operational in six cities in Pakistan, including Karachi, Lahore and Faisalabad, with approximately 2,500 subscribers as of December 31, 1994. However, operations were suspended in Karachi due to the suspension of all wireless communications by the Pakistani government in its effort to curb ethnic violence. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Risks Inherent in Foreign Investment."

     At the time the ban on wireless telecommunications in Karachi was lifted at the end of 1996, Mobilink had developed a significant network in the northern provinces of Pakistan, including Lahore and Faisalabad, with over 16,000 subscribers. Since the relaunch of operations in Karachi in early 1997, Mobilink has experienced markedly increased subscriber growth rates and had over 52,000 subscribers as of December 31, 1997.

     Mobilink's cellular network operates in the 900 MHz frequency band and is being constructed using GSM technology. Mobilink uses Siemens switching equipment and Motorola radio equipment in its network. See "Technology."

     LICENSES AND INTERCONNECTION. Mobilink holds a non-exclusive nationwide license to provide cellular services in Pakistan. Mobilink has been assigned 2x10 MHz of spectrum in the 900 MHz frequency band to provide such cellular services. The license has a term of 15 years, and expires in 2007. At that time, Mobilink will be required to seek governmental approval to renew the license. The license by its terms contains certain conditions on construction and operation of the network. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Risks Associated with Licenses."

     Mobilink operates under an interconnection agreement with PTCL that permits Mobilink's cellular network to be connected to the wireline network operated by PTCL. This interconnection agreement provides for interconnection at the PTCL's standard interconnection rates subject to certain volume discounts. The interconnection agreement will remain in force until December 2000 and is renewable for an additional three years upon mutual consent of the parties. There can be no assurance that PTCL will consent to the renewal of the interconnection agreement upon its expiration or that the standard interconnection rates charged by PTCL will continue to enable Mobilink to operate its business cost-effectively, either of which could have a material adverse effect on Mobilink and the Company.

     SALES AND MARKETING. Mobilink seeks to be the provider of superior quality cellular services in Pakistan. In addition to being committed to providing high-quality customer service and broad, geographical coverage, Mobilink stresses the technological advantages of its digital GSM service. The Company believes that the enhancements inherent in Mobilink's digital GSM services, such as greater security, superior data capabilities, short messaging service and closed user group capabilities, will assist in differentiating Mobilink's services from that of the competitive analog AMPs providers. Mobilink is the only cellular operator in Pakistan that has been granted a single nationwide access code for all of the subscribers on its network, regardless of their locations within Pakistan. This means that, unlike Instaphone and Paktel's subscribers, Mobilink's subscribers traveling within Pakistan need not inform their callers as to the area code in which they are located in order to receive a call successfully. Mobilink is currently in the process of negotiating roaming agreements with other GSM cellular operators that will permit international roaming between the signatories.

     Motorola owns 30% of Mobilink. As a result of its association with Motorola, Mobilink has the right to use the phrase "a Motorola Network" in its advertising and promotional materials and seeks to leverage its association with Motorola in order to position Mobilink as a superior brand among a wide sector of the population in Pakistan.

COMPETITION

     Mobilink currently has two competitors, Pakom Limited ("Instaphone") and Paktel Limited ("Paktel"), who provide cellular telephone services in all of the major cities in Pakistan. Both Instaphone and Paktel use analog AMPS technology and their networks currently offer wider coverage than Mobilink's network.

     In addition, because Mobilink's and its competitors' licenses are non-exclusive, the PTA may grant additional licenses to provide cellular services to third parties in the future. Further, pursuant to the Pakistan Telecommunications (Reorganization) Act, 1996 (the "Pakistan Telecommunications Act"), the PTA has the express authority, but not the obligation, to grant a cellular license to PTCL. Based upon discussions by Mobilink with officials at the PTA, the Company does not believe that any such additional licenses will be granted in the near future except in the event of a merger among the existing cellular providers. However, there can be no assurance that the PTA will not grant one or more of such additional licenses, which would further increase the competitive environment for cellular services in Pakistan and could have a material adverse affect on Mobilink and the Company.

INVESTMENT; CAPITAL EXPENDITURES; FINANCING

     As of December 31, 1997, the Company had expended approximately $26.1 million to acquire its 19.09% indirect equity interest in, and to make capital contributions and shareholder loans to, Mobilink. The Company financed $22 million of such amount though the PWH Pakistan Facility (as defined below), pursuant to which Pakistan Wireless Holdings Limited ("PWH"), a wholly owned subsidiary of the Company and the holding company through which the Company holds its interest in IWCPL, borrowed $22 million from various stockholders and affiliates of the Company. See "Certain Relationships and Related Transactions--Private Placement Transactions--Pakistan Facilities." In February 1998, the Company entered into an agreement with Vanguard Pakistan, Inc., a wholly owned subsidiary of Vanguard and a shareholder of IWCPL ("Vanguard Pakistan"), pursuant to which Vanguard Pakistan agreed to contribute the Company's pro-rata share of a $3,639,588 capital call by IWCPL, which pro-rata share currently represents a 1.54% equity interest in IWCPL in exchange for an $18,600 fee. Vanguard Pakistan also granted the Company an option (the "Vanguard Pakistan Option") to purchase this equity interest for $1,240,371. The Vanguard Pakistan Option will expire on May 16, 1998, unless sooner exercised. In addition, pursuant to the Side Letter dated August 18, 1997, among the Company, the shareholders of Mobilink, and the other shareholders of IWCPL (the "Mobilink Side Letter"), the Company has agreed to contribute an additional $2.1 million in shareholder loans to Mobilink through the end of 1998. If the Company fails to provide such loans, then the Company's interest in IWCPL shall be converted into a direct equity interest in Mobilink, and the other shareholders of Mobilink shall have a pro-rata right to purchase all of the Company's equity interest in Mobilink at a purchase price equal to 50% of the then fair market value of such equity interest. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors that May Affect Future Results--Negative Operating Cash Flow; Critical Dependence on Additional Financing."

     As of December 31, 1997 Mobilink had approximately $18.9 million in capital expenditures, which were used primarily for the construction of its network.

     Mobilink has financed a significant portion of its past capital expenditures through a combination of shareholder capital contributions, shareholder loans and short- and long-term debt facilities from Citibank N.A.

("Citibank") and Sanwa Bank Limited ("Sanwa Bank"). As of December 31, 1997, Mobilink had outstanding an aggregate of approximately $11.8 million in shareholder loans, which accrue interest at a rate of Euro U.S.$ LIBOR plus 1.5% for foreign currency loans and 15% for local currency loans. Such shareholder loans are repayable in seven installments commencing September 1999. Mobilink has also obtained a $15 million long-term finance facility from Citibank which accrues interest at a rate of LIBOR plus 0.25% to 0.50% based upon the amount of time borrowings under the facility remain outstanding. Such facility is repayable in eleven semi-annual installments, which commenced in March 1997, and, as of December 31, 1997, approximately $12.1 million was outstanding under such facility. Mobilink has also borrowed $20 million from Sanwa Bank. Interest on such amount accrues at a rate of Euro U.S.$ LIBOR plus 0.30%, and is payable semi-annually. The Citibank loan and the Sanwa loan, prior to it being repaid in full, have been guaranteed by Motorola, a shareholder of Mobilink. Subsequent to December 31, 1997 the Sanwa Bank loan was replaced by an ABN Amro $20 million local currency loan facility. This facility is currently guaranteed by Motorola and has a term of three years. Pursuant to the Mobilink Side Letter, IWCPL has agreed that if the guarantees of indebtedness of Mobilink issued by Motorola in connection with the foregoing indebtedness of Mobilink are not terminated on or before August 26, 1998, then IWCPL will forfeit to Motorola shares in Mobilink corresponding to up to a 4% equity interest in Mobilink. In addition, in March 1998, Mobilink entered into a $32 million vendor financing agreement with Motorola Credit Corporation ("Motorola Credit"), an affiliate of Motorola, for the purchase of certain infrastructure equipment (the "Motorola Vendor Financing"). Amounts borrowed under such agreement accrue interest at a rate of LIBOR plus 1.5% and are secured by a lien on such equipment. IWCPL has also pledged shares in Mobilink representing an 8.5% equity interest in Mobilink to Motorola Credit to secure the indebtedness of Mobilink under such agreement.

     Mobilink has budgeted capital expenditures of $40.2 million in 1998, primarily to fund the continued buildout of the network. Mobilink expects to fund these capital expenditures through a combination of shareholder loans, the Motorola Vendor Financing and additional vendor and other financing. There can be no assurance that Mobilink will be able to obtain any such financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Negative Operating Cash Flow; Critical Dependence on Additional Financing."

LOCAL AND STRATEGIC PARTNERS

     The Company currently holds a 19.09% indirect equity interest in Mobilink through PWH's 32.54% equity interest in IWCPL. The Company's local partner in Mobilink is Saif Telecom (Pvt) Limited ("Saif"), which owns an 11.31% interest in Mobilink. Saif is a Pakistan company that is controlled by the Saifullah Group, a large industrial holding company based in northern Pakistan. The Company's other partners in Mobilink include Motorola, which was the majority shareholder of Mobilink prior to the Company's purchase of an interest in Mobilink and currently owns a 30.00% interest in Mobilink; South Asia Wireless Communications (M) Ltd. ("SAWC"), an affiliate of the Asian Infrastructure Fund, an Asian telecommunications investment fund, which owns a 20.00% indirect interest in Mobilink; Vanguard Pakistan, which owns a 6.91% indirect interest in Mobilink; and Asia Pacific Cellphone Co., Inc. ("APC"), an affiliate of a Saudi financial institution, which owns a 12.69% indirect interest in Mobilink.

     Pursuant to the Vanguard Pakistan Option, the Company has the right purchase an additional 1.54% interest in IWCPL from Vanguard Pakistan on or before May 16, 1998. Upon exercise of the Vanguard Pakistan Option in its entirety, the Company's indirect equity interest in IWCPL would increase to 34.08% and its indirect equity interest in Mobilink would correspondingly increase to 20.00%. In addition, the Company holds an option (the "Mobilink Put-Call Option") to purchase an additional 5.71% interest in IWCPL from APC for an aggregate purchase price of approximately $6.5 million, which amount is subject to adjustment based upon the capital contributions and shareholder loans made by APC in respect of such 5.71% interest and the period of time elapsed between the date APC originally purchased such 5.71% and the date that the option is exercised. APC has a corresponding right to put such interest to the Company at the same purchase price at any time during the term of the option. The Mobilink Put-Call may be exercised only once by the Company or APC and will expire on December 31, 1998, unless sooner exercised. Upon exercise of the Mobilink Put-Call Option and the Vanguard Pakistan Option, the Company's indirect equity interest in IWCPL would increase to 39.79%, and its corresponding indirect equity interest in Mobilink would increase to 23.35%.

CORPORATE GOVERNANCE

     PWH and Vanguard Pakistan are parties to a voting trust agreement (the "IWC Group Agreement") pursuant to which the Company, through PWH, has the right to exercise voting control over all of the shares in IWCPL currently held or hereafter acquired by Vanguard Pakistan. The IWC Group Agreement also provides, among other things, (i) that Vanguard Pakistan may make PWH's pro-rata share of any shareholder loans or capital calls declared by IWCPL if PWH elects not to make such shareholder loans or capital calls; (ii) that Vanguard Pakistan may exercise the Mobilink Put-Call Option if such option is not exercised by PWH prior to December 15, 1998; (iii) that Vanguard Pakistan shall have a right of first refusal with respect to any transfer of shares in IWCPL by PWH and that each of PWH and Vanguard Pakistan shall have reciprocal rights of co-sale with respect to any transfer of shares in IWCPL by either party. See "Directors and Officers of the Registrant--Compensation Committee Interlocks and Insider Participation."

     The shareholders of IWCPL are parties to the IWCPL Shareholders Agreement, which provides that the Company has the right to appoint 50% of the directors of IWCPL. The IWCPL Shareholders Agreement also provides that a vote of 90% of the shareholders of IWCPL is required for certain major corporate decisions relating to IWCPL and all decisions relating to Mobilink that require super majority board approval pursuant to the Restated and Amended Shareholders Agreement dated August 18, 1997, among the shareholders of Mobilink (the "Mobilink Shareholders Agreement"). The IWCPL Shareholders Agreement provides further that in the event that such a 90% vote is not obtained with respect to a matter (a "Deadlock") and the matter is resolvable by maintaining the status quo, then the IWCPL directors on the Board of Mobilink will vote to maintain the status quo. However, if the Deadlock concerns a matter than cannot be resolved by maintaining the status quo and the parties are unable to resolve the Deadlock after 30 days of good faith negotiations or an additional 90 days of negotiations relating to a potential disposition of their respective interests in IWCPL, then IWCPL will be liquidated and the shares of Mobilink held by IWCPL will be distributed to IWCPL's shareholders in proportion to their respective equity interests in IWCPL.

     The Mobilink Shareholders Agreement provides that IWCPL has the right to appoint six of the ten directors of Mobilink. The Mobilink Shareholders Agreement also requires a super majority vote of 80% of the shareholders of Mobilink and/or eight of the ten directors of Mobilink for certain major corporate actions. In addition, pursuant to the Mobilink Side Letter, the shareholders of Mobilink and the shareholders of IWCPL agreed to contribute their pro-rata share of shareholder loans in an aggregate principal amount of $15 million during 1998. The Company's pro-rata share of such loans required to be made during the remainder of 1998 is $2.1 million. If the Company fails to provide such loans, then PWH's equity interest in IWCPL shall be converted into a direct equity interest in Mobilink, and the other shareholders of Mobilink shall have a pro-rata right to purchase all of such equity interest at a purchase price equal to 50% of the then fair market value of such equity interest. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors that May Affect Future Results--Negative Operating Cash Flow; Critical Dependence on Additional Financing." Further, pursuant to the Mobilink Side Letter, IWCPL agreed to place shares of Mobilink representing a 4% equity interest in Mobilink in escrow, pending the termination or reduction of certain shareholder guarantees of the indebtedness of Mobilink issued by Motorola on or before August 26, 1998. If such guarantees are not terminated by such date, up to all of such escrowed shares will be forfeited to Motorola, thereby decreasing IWCPL's equity interest in Mobilink to 54.69%.

REGULATORY OVERVIEW

     Pursuant to the Pakistan Telecommunications (Re-Organization) Ordinance, 1995 and the Pakistan Telecommunications (Re-Organization) Act, (1996) the Government of Pakistan established the PTA. The Pakistan Telecommunications Act grants to the PTA overall responsibility for the regulation and administration of the telecommunications industry in Pakistan, including responsibility with respect to the issuance of licenses, the setting of technical standards, the setting of guidelines for interconnection and the regulation of tariffs.

     The Pakistani government may, as and when it considers necessary, issue policy directives on matters relating to telecommunications with which PTA must comply, including with respect to the number of licenses which can be issued, foreign ownership of telecommunications businesses and national security matters.

     The Pakistan Telecommunications Act also provides for the constitution of a Frequency Allocation Board ("FAB") to be funded by the PTA and governed by regulations promulgated by the FAB. The FAB has the exclusive authority to allocate and assign portions of the radio frequency spectrum to the government, providers of telecommunications services and systems, radio and television broadcasting operations, public and wireless operators and others.

     Under Pakistani law, there are currently no restrictions on the foreign ownership of telecommunications companies providing basic telecommunication services (such as Mobilink).

     Pursuant to the Foreign Exchange Regulation Act, 1947, permission of the State Bank of Pakistan is required for the acquisition of shares in telecommunication entities, unless the entity is a listed company or conducts business as a manufacturing concern. The transfer of securities held by a person resident outside Pakistan to another person resident outside Pakistan on the same basis against payment outside Pakistan is subject to a general exemption granted by the State Bank of Pakistan. Dividends, all accretions to the capital by way of bonus or rights shares and proceeds on sale may be repatriated or remitted from Pakistan at the official rate of exchange through an authorized dealer in foreign exchange.

     The import of goods, including telecommunications apparatus and equipment, is subject to customs duties and sales tax at varying rates, and may require specific authorization/permission from the Pakistani government.

     INDONESIA - MOBISEL

     The Company currently owns a 19.8% indirect equity interest in Mobisel, a provider of cellular services in Indonesia, through its 28.3% direct equity interest in RHP, which owns 70.0% of Mobisel. The shareholders of RHP are currently considering a $10 million shareholder capital call (the "Mobisel Capital Call"). In addition, the Company is currently negotiating options to acquire an additional 33% interest in RHP from the other shareholders of RHP (collectively, the "Mobisel Option"). If the Company exercises the Mobisel Option in its entirety and if no shareholder of Mobisel other than the Company participates in the Mobisel Capital Call, the Company would acquire a majority equity interest in RHP and Mobisel. There can be no assurance that the Mobisel Option or the Mobisel Capital Call will be consummated. Mobisel is the sole provider of NMT-450i cellular services in Indonesia. Mobisel's nationwide license has no expiration date, and no requirements on the number of subscribers. Mobisel provides cellular services throughout Indonesia and is currently providing services to over 30,000 subscribers in portions of Java, Bali, Lombok and the Lampung region of Southern Sumatra. Mobisel markets its services under the name "ORBIT."

     Mobisel seeks to leverage the wide area and low cost characteristics inherent in the NMT-450i technology being utilized by Mobisel to offer superior geographical coverage, including service to the rural areas of Indonesia and Indonesia's major road systems. As of December 31, 1997, Mobisel's cellular network included five switches and 92 cellular base stations.

COUNTRY OVERVIEW

     Indonesia is the fourth most populous country in the world, with a population of approximately 203 million. Although the Indonesian economy has experienced a severe economic downturn in recent months, Indonesia previously experienced rapid economic and significant population growth, as evidenced by real GDP and population growth rates of approximately 7.8% and 1.4%, respectively, for the year ended December 31, 1996. The current fixed line penetration in Indonesia is approximately 2.1 lines per 100 people, with the majority of the line concentration in urban areas. Cellular penetration is estimated at 0.3 lines per 100 people.

     In recent years, the government of Indonesia has taken various steps to encourage growth in existing sectors and to encourage investment in sectors previously dominated by the government. Recent government legislation has lead to an acceleration in cellular penetration. New legislation includes the removal of import duties on subscriber handsets and wireless infrastructure. In addition, cellular operators are now allowed to carry domestic long distance traffic. Legislation has also lead to the formation of joint ventures between Telkom Indonesia, the national telephone company of Indonesia, and cellular operators.

     The Company believes that there is significant pent-up demand for telecommunications services which results in attractive growth prospects for the cellular telecommunications industry in Indonesia.

OPERATING COMPANY OVERVIEW

     CURRENT OPERATIONS AND DEVELOPMENT PLAN. As of December 31, 1997, Mobisel provided cellular services to approximately 30,000 subscribers. Mobisel offers subscribers traditional cellular services as well as value-added services such as voice mail, call waiting, three-way conference calling and call forwarding. Mobisel intends to expand further its cellular services in the future and is currently exploring opportunities to provide additional value-added services such as closed user groups, caller line identification and short message services.

     As of December 31, 1997, Mobisel's cellular network had 92 operational cell sites. Mobisel's network currently provides coverage to portions of Java, Bali, Lombok and the Lampung region of Southern Sumatra and has a capacity to serve approximately 58,500 subscribers. Mobisel currently intends to expand the geographic coverage of its cellular network as well as to increase the capacity of its cellular network in existing areas of coverage.

     Mobisel's cellular network operates in the 470 MHz frequency band and is being constructed using NMT-450i technology. See "Technology." Mobisel purchases network equipment from Nokia, Ericsson, Hans Damm and Tecnomen OY. Mobisel also has technical assistance agreements with Sema Group UK Limited and Telecon Ltd.

     LICENSE AND INTERCONNECTION. Mobisel holds a license to offer cellular services throughout Indonesia. Pursuant to the terms of the license, Mobisel is obligated to provide coverage in Java, Bali, Lombok and the Lampung region of Southern Sumatra by April 1998. The license has no fixed term and does not limit the number of subscribers. The Ministry of Tourism, Post and Telecommunications of Indonesia (the "MTPT") has granted to Mobisel a license to use 2x4.5 MHz of spectrum in the 470 MHz frequency band to provide cellular services. Mobisel has applied to the MTPT for a license to use an additional 2x4.5 MHz of spectrum in the 470 MHz frequency band. The Director General of the MTPT has issued a letter of "no objection" for the issuance of such frequency license subject to payment of the necessary fees and coordination with any existing users. If it receives such frequency, Mobisel intends to use it to ease the introduction of the new digital service.

     Mobisel has received permission from the MTPT to operate a service based on CDMA technology within the existing NMT band. Mobisel will seek to exploit this using the existing network of cell sites.

      Mobisel operates under an interconnection arrangement with Telkom Indonesia that permits Mobisel's cellular network to be connected to the wireline network operated by Telkom Indonesia. This interconnection agreement provides for interconnection at the rates published from time to time by the MTPT and will remain in effect as long as Mobisel's operating license remains in effect. There can be no assurance that the interconnection rates set by the MTPT will continue to enable Mobisel to operate its business cost-effectively.

     SALES AND MARKETING. Mobisel's marketing strategy focuses on increasing brand awareness, improving the coverage and capacity of its cellular network, introducing additional distribution channels and providing superior customer service. While Mobisel's competitors are focusing on providing services primarily in Indonesia's urban markets, Mobisel utilizes the advantages inherent in NMT-450i systems to provide increased coverage more cost effectively than competing cellular providers. This cost-effective coverage will enable Mobisel to provide nationwide roaming services and coverage in suburban and rural areas not served by Indonesia's other cellular operators.

     Mobisel currently markets its services through independent distributors, dealers, retailers and agents. In addition, Mobisel markets its services through company-owned stores operated under the name "ORBIT Station" as well as company-owned mobile vans and kiosks. In 1997, Mobisel also entered into joint promotion arrangements with local banks and credit card companies in order to increase the distribution of its services in a manner that reduces exposure to bad debt.

COMPETITION

     Mobisel's primary competitors in the Indonesian telecommunications market are PT Kommikasi Selular Indonesia, PT Telekomindo Primabhakti and PT Metro Selular Nusantara, each of which operates a non-overlapping regional AMPS network, and PT Satelit Palapa Indonesia, PT Telekommunikasi Selular and PT Excelkomindo Pratama, each of which operates a nationwide GSM network. In addition, the MTPT recently awarded two licenses to operate DCS 1800 or PHS networks in and around Jakarta, which will result in the entry of two additional competitors into the Indonesian cellular market and is in the final stage of the tender process for the issuance of PCS/PCN operation permits for Sumatra, Java and the Eastern Region of Indonesia. GSM and PCS/PCN networks enjoy certain advantages over NMT-450i networks, particularly in the areas of international roaming, higher capacity in urban environments and lower handset costs. Competition is limited to handset pricing, marketing and services.

INVESTMENT; CAPITAL EXPENDITURES; FINANCING

     As of December 31, 1997, the Company had expended approximately $22.8 million to acquire its 28.3% interest in, and to make capital contributions and shareholder loans to, RHP. In addition, in connection with the Vanguard Project Exchange (as defined herein), the Company allocated $11.5 million to license rights derived from Vanguard's right to participate in Mobisel that were obtained by the Company in the Vanguard Project Exchange. The Company is currently negotiating the terms of the Mobisel Capital Call and the Mobisel Option with the other shareholders of RHP. The Company anticipates that the Company will acquire a majority equity interest in RHP if the Mobisel Option is exercised in its entirety and if no shareholder other than the Company participates in the Mobisel Capital Call. There can be no assurance that the Company will be able to negotiate the Mobisel Option or the Mobisel Capital Call on favorable terms, or at all.

     In March 1996, Mobisel obtained a five-year $60.0 million credit facility from Nissho Iwai to finance the construction of its network and the purchase of subscriber terminals. Borrowings under such credit facility bear interest at a floating rate based on LIBOR plus a 2.5% margin per annum and are secured by all of Mobisel's assets and a pledge of all of the capital stock of Mobisel held by RHP. RHP has also guaranteed the credit facility, but no guarantee was required by the Company or the other RHP shareholders. In addition, Mobisel has agreed to assign to and deposit with Nissho Iwai all of its cash, including revenues, loan drawings and shareholders' advances. Currently, approximately $60.0 million of indebtedness is outstanding under this credit facility. Mobisel is currently negotiating the rescheduling of the principal and interest payments currently due under this facility.

     In January 1997, Mobisel issued approximately Rp. 75 billion of Indonesian Rupiah-denominated short-term notes to a group of lenders led by PT Bank Umum Servitia ("BUS") and arranged by PT Makindo Securities ("Makindo"). Such short-term notes have a term of six months, extendable to one year, and bear interest at a rate of a weighted average of 6-month JIBOR plus 3.5% per annum. Mobisel has successfully negotiated the rescheduling of such short-term notes with BUS and Makindo until 1999.

     Mobisel has budgeted capital requirements of approximately $1.3 million for 1998, primarily to provide an upgrade to its customer service and billing system and to implement a pre-paid service. Mobisel currently expects to fund such capital requirements through capital contributions from its shareholders. However, Mobisel does not have commitments from its shareholders for such funds. While Mobisel is also currently negotiating with a number of financial institutions to obtain such financing, there can be no assurance that Mobisel will be successful in obtaining any such financing. The failure by Mobisel to obtain such funding would have a material adverse effect on the ability of Mobisel to continue to conduct its business and could result in the merger, sale, bankruptcy or liquidation of Mobisel. Because of such lack of funding, Mobisel is currently unable to purchase handsets from suppliers, which has prevented Mobisel from enrolling additional subscribers to its network. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Negative Operating Cash Flow; Critical Dependence on Additional Financing."

LOCAL AND STRATEGIC PARTNERS

     The Company's three principal strategic partners in Mobisel are Telkom Indonesia and Telkom Indonesia's pension fund foundation, Yayasan Dana Pensiun Pegawai PT Telkom, which own 25% and 5% of Mobisel, respectively; PT Deltona Satya Dinamika ("DSD"), which indirectly owns approximately 17% of Mobisel through its approximate 24% equity interest in RHP; PT Bina Reksa Perdana ("BRP"), which indirectly owns approximately 31% of Mobisel through its approximate 44% equity interest in RHP; and Nissho Iwai, which indirectly owns 2.1% of Mobisel through its 3% equity interest in RHP. Telkom Indonesia also holds an interest in, and provides interconnection to, each of Mobisel's competitors. See "Competition."

CORPORATE GOVERNANCE

     In accordance with the Shareholders Agreement among the shareholders of RHP dated November 9, 1995, as amended and the Articles of Association of RHP (collectively, the "RHP Shareholders Agreement"), RHP is managed by three directors under the supervision of four commissioners. Pursuant to the RHP Shareholders Agreement, the Company has the right to designate one of the three directors of RHP and one of the four commissioners of RHP. Currently, David Venn, the Company's Senior Vice President, Operations Asia, is the acting President-Director of Mobisel. Further, pursuant to the RHP Shareholders Agreement, certain significant corporate actions require unanimous approval of the directors or approval of the commissioners or shareholders of RHP.

     Pursuant to the Cooperation Agreement dated November 30, 1995, "Mobisel Shareholders Agreement"), Mobisel is managed by five directors under the supervision of five commissioners. RHP, as the majority shareholder of Mobisel, has the right to appoint three directors, including the President-Director, and three commissioners of Mobisel. Telkom Indonesia has the right to appoint two directors and two commissioners, including President-Commissioner, of Mobisel. Pursuant to the Mobisel Shareholders Agreement, all decisions of the directors and commissioners of Mobisel shall be reached through a process of discussion and consensus. However, if the parties are unable to reach such a consensus, actions may be taken upon the vote of a majority of the directors or commissioners present, as applicable. In the event of a tie, the President-Director or President-Commissioner, as applicable, will have a casting vote.

REGULATORY OVERVIEW

     The telecommunications industry in Indonesia is subject to a high degree of regulation by the Indonesian government through a number of government ministries, the most important of which is the MTPT, which has overall responsibility for the regulation and administration of the telecommunications industry in Indonesia. The Directorate General of Post and Telecommunications (the "DGPT") implements regulatory policies, awards and enforces the licenses granted by the MTPT to sector participants, and supervises frequency management and standardization of equipment. As part of this standardization function, the DGPT approves the network configurations and systems of cellular network operators and is responsible for quality checks to assure compliance with national technological and equipment standards. As a result of the foregoing, major policy and management decisions by Mobisel that can affect national telecommunications development in Indonesia, including decisions with respect to the coverage and technological capabilities of Mobisel's cellular network, may require consultation with, or the approval of, Indonesian government agencies. In addition, the Indonesian government regulates tariffs charged by telecommunications operators, including cellular operators.

     Under Indonesian law, there are currently no restrictions on the foreign ownership of telecommunications companies providing basic telecommunications services (such as Mobisel) except that in respect of such companies, (i) at least 5% of the capital stock must be owned by an Indonesian entity, (ii) either Telkom Indonesia or PT. (Persero) Indonesian Satelite Corporation Tbk is required to hold shares therein and (iii) the MTPT appears to have a policy of restricting foreign ownership to a maximum of 35% of the capital stock therein, although exceptions to this policy have been granted. The Company's indirect ownership interest in Mobisel upon the exercise of the Mobisel Option and if no shareholder other than the Company participated in the Mobisel Capital Call would be greater than 35%. In addition, the MTPT is currently considering issuing additional restrictions on foreign investment in telecommunications companies. The extent of any such regulation is currently unknown.

     Both RHP and Mobisel are regulated by the Investment Coordination Board ("BKPM"). RHP is licensed as a Penanaman Modal Asing (PMA) company by BKPM, and Mobisel is licensed as a Penanaman Modal Dalam Negire (PMDN) company by BKPM. RHP is permitted under Indonesian law to remit dividends and profits to foreign shareholders, including the Company, if RHP meets certain legal reserve requirements. Mobisel has been granted an exemption from import duties and a deferral of value added taxes on plant and equipment imported to construct its cellular network.

III.  OTHER OPERATING COMPANIES

     As part of the realignment of its overall business strategy towards larger scale projects in which the Company either directly or effectively exercises significant operational control, the Company is currently re-evaluating its strategic alternatives regarding its other investments and opportunities in smaller scale projects. As part of this re-evaluation, the Company is considering, among other things, the sale of all or a part of certain of these investments.

WIRELESS LOCAL LOOP

     The Company currently holds a 22.5% equity interest in Prismanet, a provider of wireless local loop services in Malaysia. Prismanet currently holds a national license to provide wireless telecommunications services throughout Malaysia and has been granted 2x6 MHz of spectrum nationwide in the 800 MHz frequency band. As of December 31, 1997, Prismanet had approximately 8,000 subscribers. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" and "--Liquidity and Capital Resources."

SPECIALIZED MOBILE RADIO

     The Company has interests in a number of SMR/ESMR projects in the Asia-Pacific region and Latin America. These interests include the following operational projects:

     VENEZUELA. Radio Movil Digital de Venezuela, C.A., ("RMD Venezuela"), a wholly owned subsidiary of RMD, currently holds one of two nationwide SMR 20 year licenses, renewable for one 20-year period, in Venezuela comprising 480 channels (40 assigned and 440 reserved for future use) in six regions covering 21.9 million POPs. RMD Venezuela commenced operations in March 1994, and as of December 31, 1997, had approximately 6,000 subscribers.

     ARGENTINA. Radio Movil Digital Argentina S.A., a wholly owned subsidiary of RMD, and Radio Servicios S.A., an 80% owned subsidiary of RMD (together, "RMD Argentina"), together hold licenses covering 180 channels covering major cities in Argentina with a term of 15 years and encompassing a total of 14.9 million POPs. RMD Argentina commenced operations in May 1995, and as of December 31, 1997 had approximately 2,400 subscribers.

     NEW ZEALAND. TeamTalk, a wholly owned subsidiary of the Company, owns 333 channels nationwide in New Zealand. These licenses cover 3.5 million POPs and have no expiration date. TeamTalk commenced operations in August 1994, and as of December 31, 1997 had approximately 8,000 subscribers.

     INDONESIA. The Company indirectly owns a 15% equity interest in PT Mobilkom Telekomindo ("Mobilkom"), an Indonesian entity which has a national ESMR operating license. Mobilkom owns over 200 channels nationwide covering approximately 203 million POPs. Mobilkom commenced operations in September 1995, and as of December 31, 1997, Mobilkom had approximately 3,900 subscribers.

     PHILIPPINES. The Company owns an equity interest of approximately 15.4% in Universal Telecommunications Service, Inc. ("UTS"), an entity that owns a provisional SMR license covering the provinces of Visayas and Mindanao, and has received provisional authority to expand into the provinces of Manila and Luzon. UTS owns 362 channels covering approximately 27 million POPs. UTS commenced operations in July 1996, and as of December 31, 1997, UTS had approximately 1,000 subscribers.

     In addition to the foregoing SMR projects, the Company has majority interests in developmental stage SMR projects in Peru, Chile and Ecuador.

PAGING

     The Company, either directly or through its 56% interest in Star Telecom Overseas (Cayman Islands) Limited ("STOL"), has equity interests in a number of paging projects in Asia and Latin America. The Company's partners in STOL are STHL, the Company's partner in Star Digitel, and Barings Communication East Asia, an affiliate of ING Barings. These paging interests include the following projects:

     INDIA. Through STOL, the Company indirectly owns a 10.64% equity interest in RPG Paging Service Limited ("RPSL"), an entity providing paging services in the Indian cities of New Delhi, Ahmedabad and Madras. RPSL commenced operations in Ahmedabad and Madras in May 1995, and in New Delhi in June 1995, and as of December 31, 1997, RPSL had approximately 71,000 subscribers.

     THAILAND.   Through  STOL,  the  Company  indirectly  owns  an  11.2%
indirect equity interest in WorldPage Co. Ltd. ("WorldPage"), an entity providing paging services throughout Thailand. WorldPage commenced operations in June 1994, and as of January 31, 1998, had approximately 51,000 subscribers.

     TAIWAN. Through STOL, the Company indirectly owns a 6.7% equity interest in First International Telecommunications Co. Ltd. ("FIT"), a Taiwanese entity. FIT launched paging services in the northern and southern regions of Taiwan in December 1997 and as of December 31, 1997, had approximately 20,000 subscribers..

     PERU. The Company owns a 66.0% interest in Uniworld S.A. ("Uniworld"), a Peruvian entity which owns a nationwide paging license. Uniworld commenced operations in December 1997, and as of December 31, 1997 had approximately 300 subscribers.

IV. COMPETITION

     Because the implementation of advanced wireless technologies is in the early stages of deployment in many of the Markets, the Company believes there are significant opportunities to form, develop and operate companies that deploy these technologies. The Company believes its business will become increasingly competitive, particularly as businesses and foreign governments realize the market potential of wireless technologies. A number of large American, Japanese and European companies, including RBOCs and large international telecommunications companies, are actively engaged in programs to develop and commercialize wireless technologies in emerging markets which will compete with the Operating Companies. In some of the Markets, the Company will also compete with local wireline carriers, including government-owned telephone companies. Most of these companies have substantially greater financial and other resources than the Company, including research and development staffs and technical and marketing capabilities. The Company's competitive strategy depends on the service offered and the competitor. Subject to the availability of additional spectrum, the Company anticipates that there will be increasing competition for additional licenses and increased competition once licenses are obtained from other wireless operators and, in some cases, from government-owned telephone companies. In view of the continuing development of the telecommunications industry, it is anticipated that there will be a continuing competitive threat from new technologies which may render the technologies employed by certain Operating Companies obsolete or place the Company at a cost disadvantage. There can be no assurance that any of the Operating Companies will compete successfully in the marketplace. See "--Additional Factors That May Affect Future Results--Competition" and "--Technological Risk; Risk of Obsolescence."

V.  TECHNOLOGY

CELLULAR

     A cellular system consists of a series of overlapping cell sites, each with a cellular tower. These cell sites are linked by wireline or microwave to a mobile telephone switching office, which consists of a central computer that controls the network and a switch to route calls between cells and the public switched telephone network. Many cellular systems significantly enhance their capacity by adopting a system of frequency reuse whereby the same frequencies are used in non-contiguous cells. Historically, most cellular systems have been based on analog technologies such as AMPS (the U.S. standard), TACS (the UK/European standard) or NMT (the Nordic/European standard). Analog technologies are now being superseded by digital systems, which have the benefit of greater spectrum efficiency, resulting in higher subscriber capacity. Other benefits of digital technologies include higher quality, international roaming and greater security.

     Spectrum for cellular servicer is usually allocated in the 470 MHz, 800 MHz or 900 MHz frequency bands, depending on the country and the standard used. Additionally, in many countries, spectrum is also being made available in the 1.8 and 1.9 GHz bands for Personal Communications Services ("PCS") or Personal Communications Networks ("PCN"). PCS and PCN are variants of cellular services operating in higher frequency ranges, but providing similar services.

     The cellular technologies currently used in the Operating Companies are:

     AMPS. AMPS is a North American analog standard currently used by Star Digitel in the Star Digitel Provinces. The AMPS system operates in the 800 MHz frequency band, typically using 333 channels per operator in a 10+10 MHz allocation of spectrum.

     DAMPS. DAMPS was developed as a digital upgrade for operators of AMPS systems and uses time division multiple access ("TDMA"), with three times the number of conversations carried in each radio channel as compared to AMPS. DAMPS is not currently used by the Company in cellular projects. It is, however, used by Prismanet in its wireless local loop network.

     GSM. GSM, used by Mobilink, is a digital cellular standard initially developed in Europe and now widely deployed throughout the world. GSM uses TDMA technology in which each radio channel is divided into eight timeslots, and therefore supports eight simultaneous conversations. One important feature of GSM is automatic global roaming (subject to certain regulatory and other approvals), whereby a subscriber can automatically obtain service in any GSM country, with inward calls routed to the country and network that is being used at the time.

     NMT 450. NMT 450 technology was developed in Scandinavia as one of the first cellular standards. NMT 450 is similar to AMPS, but generally operates at frequencies in the 400 to 500 MHz frequency band. A key advantage of the 470 MHz spectrum compared with 800 MHz technologies such as AMPS lies in its superior propagation characteristics. These characteristics provide operators with cost and coverage advantages in providing service to highways and suburban and rural areas, where significantly fewer sites are required compared to AMPS and GSM networks. Although a mature technology, NMT has been enhanced recently to NMT 450-i, which provides NMT-450 networks with features similar to GSM, including calling number display, short message service, voice mail indicator and real-time clock. While NMT 450-i improvements allow the design of smaller handsets, such handsets are still generally larger and more expensive than the comparable GSM handsets. Furthermore, as with AMPS, NMT-450i provides limited global roaming capability. Mobisel uses NMT-450i technology.

     CDMA. CDMA is a technology designed to provide both high capacity and superior voice quality for cellular and wireless local loop operators. CDMA operates in the 800 MHz "AMPS" frequency band, in the 1900 MHz "PCS" frequency band, and is under development for several other commonly used frequency bands. Star Digitel currently has plans to implement CDMA in the networks in certain of the Star Digitel Provinces in China. In addition, CDMA technology is currently being used in the construction of the Beijing Cellular Network.

     CDMA uses "spread spectrum" radio transmission, with multiple simultaneous calls on each radio channel. CDMA is claimed to be able to deliver between six and 12 times analog AMPS capacity. CDMA can be used as a digital upgrade path for existing AMPS operators such as Star Digitel, as dual mode handsets which operate on both CDMA and AMPS networks are available for CDMA at 800 MHz.

SMR/ESMR

     SMR refers to a group of technologies designed to provide a combination of dispatch services, wireless telephone and wireless data services on a single system. The technology initially was used for dispatch and management of fleet vehicles such as trucks and taxis, but has now evolved into use as a tool for business communications, providing communication services to a wide range of mobile workgroups, including public utilities, couriers, transport companies, field service companies, and public safety organizations. With these types of users, usage is characterized by large numbers of relatively short voice calls, as compared with cellular traffic, which tends to be characterized by a lesser number of longer calls. This usage results in an SMR network typically being able to support a larger number of subscribers on each radio channel, with a lower capital cost per subscriber. Common SMR technologies are able to provide dispatch (group call) services, telephone interconnect and wireless data services. SMR networks use higher site elevations and higher power than cellular technologies, thereby providing wide coverage from each base station.

        Enhanced Specialized Mobile Radio ("ESMR") is a group of technologies that have resulted from the evolution of SMR to increased functionality, higher subscriber capacity, wide-area service and the use of digital technologies. ESMR networks can typically provide what is often described as "business cellular" services, combining cellular-like telephone calling and specialized services for intra-organizational use by companies that subscribe to the service. These services typically include group calling, mobile data service, 2-way alphanumeric paging and computer-aided dispatch.

     A wide range of ESMR technologies are available. This includes the European MPT-1327 standard, Motorola's "iDEN" product which is based on TDMA digital cellular technology, a down-banded version of DAMPS digital cellular technology from Ericsson, and a number of proprietary systems. A key attribute of the digital ESMR technologies is high subscriber capacity, which is often equivalent to or better than digital cellular technologies.

WIRELESS LOCAL LOOP

     Wireless local loop refers to a group of technologies designed to provide customer access to the public switched telephone network using wireless radio technologies rather than traditional wire or fiber optic lines. A wireless local loop network typically consists of a number of radio base stations (similar to cell sites used for cellular networks) covering the target market area, a switching center and fixed subscriber terminals on the subscriber's premises.

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

VI. ACQUISITION OF RMD

     On January 23, 1998 a subsidiary of the Company merged with and into RMD and RMD became a wholly owned subsidiary of the Company. The purchase price of RMD was 5,381,009 shares of the Company's Series I Preferred Stock (the "Series I Preferred Stock"), with an aggregate liquidation preference of $73.9 million. In addition, the Company paid $4.8 million of RMD's expenses incurred in connection with the RMD Acquisition.

     Pursuant to the Agreement and Plan of Merger dated November 21, 1997, between the Company and RMD (as amended, the "RMD Merger Agreement"), 728,438 shares of the Series I Preferred Stock issued in the RMD Acquisition are held in escrow for one year. The Company is entitled to make claims against the escrow based on, among other things, (i) decreases in RMD's subscribers between the number at June 30, 1997, and the closing of the RMD Acquisition,
(ii) RMD's channels which were not "good and deliverable" and (iii) breaches of RMD's representations and warranties contained in the RMD Merger Agreement.

VII.  EMPLOYEES

     The Company had 37 employees as of December 31, 1997 and 32 employees as of March 31, 1998, as a result of voluntary and involuntary terminations. The Company has adopted an employee retention program to retain key personnel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Dependence on Key Personnel; Recent Management Changes." None of the Company's employees are subject to collective bargaining agreements.

VIII.  INCORPORATION HISTORY

     IWC was incorporated in Delaware in January 1992. In July 1996, the Registrant was formed as a holding company with no business operations of its own. In August 1996, through a merger transaction, IWC became a wholly-owned subsidiary of the Registrant, and each outstanding share of the capital stock of IWC was exchanged for 40 shares of the same class and series of the capital stock of the Registrant (the "IWC Reorganization").

ITEM 2.  PROPERTIES

     The Registrant leases approximately 8,600 square feet of space in a facility located in San Mateo, California. The lease provides for current annual rent, including expenses, of approximately $219,000 per year. Lease payments are subject to adjustment in the event of increases in property taxes and other events.

ITEM 3.  LEGAL PROCEEDINGS

     The Registrant is not a party to any material legal proceedings at the present time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were submitted to a vote of the security holders of the Registrant during the fourth quarter of 1997: On December 13, 1997, the stockholders voted in favor of the merger of a subsidiary of the Registrant with and into RMD. See "--Acquisition of RMD."

     In addition, on March 9, 1998, the stockholders approved the Series J Preferred Stock Financing. See "Certain Relationships and Related
Transactions--Series J Preferred Stock Financing."

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

I.  TRADING MARKET.

     There is no established trading market for the Registrant's capital stock. As of March 31, 1998, there were 1,310,230 shares of the Registrant's Common Stock outstanding held of record by nine stockholders, and 23,085,351 shares of the Registrant's Preferred Stock outstanding held of record by 135 stockholders. The Registrant's outstanding shares of Preferred Stock consisted of 933,200 shares of Series A Preferred Stock, 1,229,240 shares of Series B Preferred Stock, 1,762,280 shares of Series C Preferred Stock, 3,661,636 shares of Series D Preferred Stock, 3,972,240 shares of Series E Preferred Stock and 5,356,480 shares of Series F Preferred Stock, 5,381,009 shares of Series I Preferred Stock and 789,266 shares of Series J Preferred Stock.

II.  RECENT SALES OF UNREGISTERED SECURITIES.

     The Company has completed the following unregistered sales of securities since January 1, 1997:

     (i) The Company granted stock options to purchase an aggregate of 936,296 shares of its Common Stock at exercise prices ranging from $9.375 to $12.375 per share to employees, consultants and directors.

     (ii) On May 5, 1997, the Company issued a warrant to purchase 249,970 shares of its Common Stock at a price of $0.25 per share and a warrant to purchase 554,750 shares of its Common Stock at an exercise price of $9.375 per share to Vanguard in exchange for warrants to purchase 323,880 shares of its Series C Preferred Stock, 416,720 shares of its Series D Preferred Stock and 64,120 shares of its Series F Preferred Stock.

     (iii) On August 18, 1997, PWH issued $22.0 million principal amount of its PWH Pakistan Notes to 31 Pakistan Lenders. The PWH Pakistan Notes may be exchanged for the Company's Series H Preferred Stock (consisting of voting Series H-1 Preferred Stock and non-voting Series H-2 Preferred Stock) on one occasion (i) on or after February 17, 1999 or (ii) upon the occurrence of specified events of default.

     (iv) On August 18, 1997, the Company issued to 31 Pakistan Lenders warrants currently exercisable to purchase 889,594 shares of the Company's Common Stock. The warrants have a 10-year term and an exercise price of $0.01 per share of Common Stock.

     (v) On September 17, 1997, the Company issued Y.F. Severn a warrant to purchase 81,982 shares of its Common Stock pursuant to a Payment Agreement dated as of September 16, 1997, by and among the Company, Y.F. Severn, Asian Infrastructure Fund Advisers Limited, Vanguard Pakistan, Inc., Pakistan Wireless Holdings Limited, South Asia Wireless Communications (Maritius) Limited, and Asia Pacific Cellphone Co., Inc. The warrant has a seven-year term and an exercise price of $0.01 per share.

     (vi) On September 18, 1997, the Company issued Vanguard a warrant currently exercisable to purchase 172,763 shares of its Common Stock pursuant to the Reimbursement Agreement. The warrant has a seven year term and an exercise price of $0.01 per share.

     (vii) On October 20, 1997 and December 12, 1997, the Company issued an aggregate of $7.0 million principle amount of its IWCH Pakistan Notes to 31 Pakistan Lenders. The IWCH Pakistan Notes may be exchanged for the Company's Series G Preferred Stock (consisting of voting Series G-1 Preferred Stock and non-voting Series G-2 Preferred Stock) on one occasion (i) in full, at any time upon the request of holders of at least 75% of the unpaid principal amount of the IWCH Pakistan Notes or (ii) in certain circumstances, at the request of individual IWCH Pakistan Note holders.

     (viii) On January 23, 1998, the Company issued BTFIC three warrants currently exercisable to purchase an aggregate of 155,840 shares of its Common Stock pursuant to the BT Purchase Agreement. The warrants have a 10-year term and an exercise price of $0.01 per share.

     (ix) On March 10, 1998, the Company issued Vanguard 789,266 shares of its Series J Preferred Stock and a related warrant currently exercisable to purchase 173,639 shares of its Common Stock (with the number of shares issuable upon exercise of the warrant increasing if the Company does not achieve certain specified milestones) for an aggregate of $10 million in cash.

     (x) On March 10, 1998, the Company issued Vanguard a warrant currently exercisable to purchase up to 323,408 shares of its Common Stock pursuant to the Support Services Agreement (as defined herein). The warrant has a 10-year term and an exercise price of $0.01 per share.

     The issuances described in clauses (i) were deemed exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Rule 701 thereunder or Section 4(1) thereof. The issuances of Company's Common Stock, Series J Preferred Stock and warrants to purchase the Company's Common Stock described in clauses (ii) through (x) above were deemed exempt from registration under the Securities Act in reliance upon Section 4(1) thereof. The recipients of the securities issued in the transactions described in clauses (ii) to (x) above represented their intentions to acquire the securities for investment only and not with a view to or in connection with any distribution thereof and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through the relationships with the Company or otherwise, to inform themselves about the Company.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data as of and for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from, and are qualified by reference to, the Company's consolidated financial statements, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants, whose report indicated a reliance on other auditors relative to certain amounts relating to the Company's investment in RHP as of and for the year ended December 31, 1996 and to the Company's investment in Star Digitel as of and for the year ended December 31, 1997. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                  YEARS ENDED DECEMBER 31,
                                           ------------------------------------------------------------------------
                                                1993          1994          1995            1996          1997
                                           ------------- ------------- -------------- ------------- ---------------
                                                                      (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Operating revenues........................  $          -             -              -           869           3,275
Cost of revenues..........................             -             -              -         1,948           3,471
                                           ------------- ------------- -------------- ------------- ---------------
                                                                                               (196)         (1,079)
Operating expenses:
   Selling, general and administrative
   expenses...............................           809         2,481          6,365        17,333          31,174
   Equity in losses of affiliates.........             -             -          3,756        11,258          42,584
   Impairment in Asset Value..............             -             -              -           525          24,000
                                           ------------- ------------- -------------- ------------- ---------------
   Minority interests in losses of
   consolidated subsidiaries..............             -             -              -          (275)         (1,148)
                                           ------------- ------------- -------------- ------------- ---------------
   Loss from operations...................          (809)       (2,481)       (10,121)      (29,920)        (96,806)
Other income (expense):
   Interest income........................             2           106            232         1,823           1,599
   Interest expense.......................           (33)         (115)        (1,354)       (6,790)        (27,524)
   Other expense..........................            (1)          (13)           (28)       (1,021)           (919)
                                           ------------- ------------- -------------- ------------- ---------------
   Net loss...............................  $       (841)       (2,503)       (11,271)      (35,908)       (123,650)
                                           ------------- ------------- -------------- ------------- ---------------
                                           ------------- ------------- -------------- ------------- ---------------

                                                                        DECEMBER 31,
                                           ------------------------------------------------------------------------
                                                1993         1994            1995           1996          1997
                                           ------------- -------------  ------------- -------------- --------------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Total current assets......................  $        701        12,580         26,851          54,408        16,816
Long-term debt, net.......................             -             -              -          75,466       123,072
Redeemable convertible preferred stock....             -        19,578         98,845         103,021       105,306
Total stockholders' equity (deficit)......           425        (3,154)       (14,759)        (22,127)     (129,696)
Working capital...........................        (1,514)       10,580         15,294          47,095           804

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" AND THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-K CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED HEREIN. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "--ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

INTRODUCTION

     The Company, through the Operating Companies, constructs cellular networks in China, provides cellular services in Pakistan and Indonesia, and is developing an ESMR network in Brazil. As of December 31, 1997, the Operating Companies had licenses or, in the case of China, cooperative arrangements, covering an estimated 752 million POPs which, based on the Company's equity interests in the Operating Companies, represented an estimated 218 million equity POPs. As of December 31, 1997, the Operating Companies, which are generally in the early stages of operations and expansion, served an aggregate subscriber base of approximately 144,000.

     The Company has reported net losses for each fiscal year since the date of its organization. The Company anticipates that its net losses will continue for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Continuing Losses; Limited Operating History."

     Following the recent review of its investment and operating strategy, the Company decided to focus its resources on developing its larger cellular and SMR investments. As part of this realignment and in order to raise additional capital, the Company proposes to sell all or a portion of its interests in certain smaller scale projects, including interests in TeamTalk, Mobilkom, UTS and its non-Brazilian Latin American wireless businesses acquired primarily through its acquisition of RMD. The Company anticipates that the sale of these investments will occur in 1998. However, in part because there exists no public market for the Company's ownership interests in these investments, there can be no assurance that any of these investments will be sold upon terms acceptable to the Company within such time period or at all. Moreover, even if such sales are consummated on acceptable terms, there can be no assurance that the Company will be able to utilize the entire proceeds from such sales as a result of restrictions contained in the BT Loan and the Indenture. See "--Additional Factors That May Affect Future Results--Risks Associated With Indebtedness."

     See "Business--Recent Developments" for a summary of recent developments of the Company.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1997

     The Company recognized $869,000 of operating revenues, offset by cost of revenues of $1.9 million for 1996 as compared to $3.3 million in operating revenues, offset by cost of revenues of $3.5 million, for the corresponding period in 1997. Operating results are represented by the consolidated commercial operations of TeamTalk, SRC, STOL and Uniworld.

     The Company's selling, general and administrative expenses increased from $17.3 million for 1996 to $31.2 million for the corresponding period in 1997, an increase of 80%. This increase was primarily due to an increase in selling, general and administrative expenses associated with the Company's consolidated operations, consisting principally of TeamTalk, SRC, STOL and Uniworld, as well as an increase in its corporate overhead. The Company's own general and administrative expenses increased from $12.5 million for 1996 to $16.8 million for the corresponding period in 1997, an increase of 34%, as the Company expanded its corporate and regional operations to manage the growth in its wireless projects and recognized a management advisory expense of $2.5 million in connection with the Vanguard Warrant Exchange (as defined herein). The selling, general and administrative expenses of the Company's consolidated operations increased from $4.8 million for 1996 to $14.3 million for the corresponding period in 1997, an increase of 198%. These entities continued to develop their operations and expand their services resulting in the increase in the Company's selling, general and administrative expenses.

     The Company's equity in losses of affiliates increased from $11.3 million for 1996 to $42.6 million for the corresponding period in 1997, an increase of 278%. This increase was attributable primarily to the increase in the underlying operating losses of Prismanet, Mobisel and Star Digitel, and a moderate increase of equity in losses of affiliates attributable to the amortization of telecommunication licenses.

     During 1997, the Company's equity in losses of affiliates attributable to Prismanet increased from $3.6 million in 1996 to $4.3 million in 1997, an increase of 22%. However, the Company believes that a significant impairment in value of its investment in Prismanet has occurred due to its recent determination that there are diminished prospects for the grant of additional spectrum at a different frequency band to Prismanet by the government of Malaysia in the forseeable future. Thus, the Company recorded a significant write-down in its investment in Prismanet as discussed further below. See "Business-Other Operating Companies".

     The Company's equity in losses of affiliates attributable to its 19.8% indirect interest in Mobisel, through RHP, increased from $3.5 million for 1996 to $25.3 million for the corresponding period in 1997, an increase of 628%. Mobisel continued to expand its operations and build-out its nationwide cellular network, and as part of this expansion effort, Mobisel experienced significant growth in its promotional selling expenses and its general and administrative expense base increased in order to meet the anticipated growth in its operations. Mobisel's interest expense increased for the year ended December 31, 1997, as Mobisel had fully drawn down the $60.0 million credit facility arranged in October 1996 to finance the construction of its nationwide network. In addition, in order to finance this expansion effort, Mobisel entered into, and utilized the majority of, a syndicated short-term notes facility arranged in January 1997. These funds enabled Mobisel to continue to build-out its nationwide cellular network and were also utilized for general corporate purposes. Mobisel also recognized significant foreign exchange translation losses associated with the remeasurement of its U.S. dollar-denominated credit facility due to the devaluation of the Indonesian Rupiah during the year ended December 31, 1997. Due to the continuing economic crisis in Indonesia, the Company further wrote-down its investment in Mobisel as discussed further below. See "Business--Operating Companies--Indonesia-Mobisel."

     The Company's equity in losses of affiliates attributable to its 40% indirect interest in Star Digitel, which the Company acquired in November 1996, increased from $1.0 million in 1996 to $7.8 million for the year ended December 31, 1997. Star Digitel's operating losses are anticipated to increase for the foreseeable future as Star Digitel continues to expand its operations in China. See "Business--Operating Companies--Chine-Great Wall Cellular."

     The Company's increase in equity in losses of affiliates also reflects a $1.5 million increase in losses attributable to its 20% indirect interest in Mobilink, through IWCPL, which the Company acquired in August 1997. The Company anticipates that the equity in losses of affiliates attributable to Mobilink will diminish as Mobilink approaches operating profitability. See "Business-Operating Companies-Pakistan-Mobilink".

     The Company recognized a subtantial charge for impairment in asset value during 1997. The impairment in assets charge increased from $525,000 in 1996 to $24.0 million in 1997, a significant increase due to its recognition of impairment in value attributed to its investments in Prismanet, Mobisel and Mobilkom. In addition, the Company recognized a partial write-off of its intangible assets attributed to telecommunication licenses and other intangibles and its right to an equity interest in an ECTR project in Pakistan. As discussed above, the Company believes that a significant, other than temporary, impairment in value has occurred in Prismanet and has accordingly written-off its remaining investment in Prismanet of $11.7 million. Furthermore, the Company recorded a $5.0 million general reserve attributed to the Prismanet "keep well" covenant. Also, due to the continuing economic uncertainty in Indonesia, the Company wrote off its remaining investments in Mobisel and Mobilkom of $1.1 million and $1.5 million, respectively. Lastly, consistent with the recent realignment of its business strategy, the Company wrote off intangible assets totaling

$4.7 million associated with the right to participate in a Pakistan ECTR business.

     The Company's minority interests in losses of consolidated subsidiaries increased from $275,000 in 1996 to $1.1 million in 1997, an increase of 317%. The increase in minority interests in losses of consolidated subsidiaries is primarily due to a decrease in the Company's ownership interest in STOL. During 1997, the Company's ownership interest decreased from 70% to 56% thereby increasing the amount of minority interest in losses of consolidated subsidiaries recognized.

     The Company's interest expense increased from $6.8 million for 1996 to $27.5 million for the corresponding period in 1997, an increase of 305%. The increase in interest expense was primarily due to interest expense associated with the Unit Offering, which occurred in August 1996, and the Pakistan Facility, which occurred in August 1997.

     The Company's interest income and other expense experienced only minor decreases from 1996 to 1997.

YEARS ENDED DECEMBER 31, 1995 AND 1996

     The Company recorded no operating revenues or cost of revenues in 1995 as compared to $869,000 in operating revenues, offset by $1.9 million in cost of revenues, in 1996 attributable to TeamTalk. The majority of operating revenues and cost of revenues in 1996 resulted from the acquisition, effective April 30, 1996, of the remaining 50% equity interest in TeamTalk, which increased the Company's equity ownership in TeamTalk to 100%.

     The Company's selling, general and administrative expenses increased from $6.4 million in 1995 to $17.3 million in 1996, an increase of 172%. This increase was primarily due to continued growth in the Company's corporate overhead and the selling, general and administrative expenses associated with the Company's consolidated SMR operations. The Company experienced continued growth in its own general and administrative expenses as the Company increased the development of its corporate and regional operations to manage the growth in its wireless projects. The Company's own general and administrative expenses reflected an increase in salaries and benefits from $2.1 million in 1995 to $4.0 million in 1996, an increase in professional fees from $463,000 in 1995 to $1.9 million in 1996 and an increase in outside consulting expense from $1.2 million in 1995 to $1.9 million in 1996. The selling, general and administrative expenses of the Company's consolidated SMR operations increased from $528,000 in 1995 to $3.4 million in 1996, an increase of 544%. These entities continued to develop their SMR operations and expand their services resulting in the increase in selling, general and administrative expenses.

     The Company's equity in losses of affiliates increased from $3.8 million in 1995 to $11.3 million in 1996, an increase of 214%. This increase in equity in losses of affiliates is attributable primarily to the increase in the underlying operating losses of Prismanet, Mobisel and Star Digitel.

     During 1996, Prismanet incurred operating losses as it continued to expand its wireless local loop operations. The Company's equity in losses of affiliates attributable to Prismanet increased from $1.3 million in 1995 to $3.6 million in 1996, an increase of 176%. Although Prismanet's operating revenue increased from $749,000 in 1995 to $1.9 million in 1996, an increase of 149%, such increase was offset by the increase in Prismanet's costs of revenues from $593,000 in 1995 to $1.8 million in 1996, an increase of 209%. The majority of Prismanet's operating losses was generated by an increase in interest expense from $663,000 in 1995 to $3.8 million in 1996, an increase of 479%, resulting from the draw down of substantially all of Prismanet's Malaysian ringgit 91 million secured loan facility during 1996. As previously discussed, the Company recorded a write-down of its investment in Prismanet during 1997.

     During 1996, Mobisel, incurred increased operating losses due primarily to the expansion of its sales and administrative operations. The Company's equity in losses of affiliates attributable to Mobisel increased from

$1.0 million in 1995 to $3.5 million in 1996, an increase of 250%, as Mobisel continued to expand its operations and roll-out its nationwide cellular network. During this expansion phase, Mobisel focused its efforts on network expansion and the development of customer care and other internal systems. During this time, it chose not to actively market its services, and although revenues increased from $7.3 million in 1995 to $10.3 million in 1996, an increase of 45%, Mobisel's cost of revenues increased from $3.4 million in 1995 to $11.5 million in 1996, an increase of 248%. This increase in Mobisel's cost of revenues was due primarily to greater interconnection costs. Mobisel also incurred higher selling, general and administrative expenses in order to meet the anticipated growth in its operations. Mobisel's employee headcount increased by approximately 200% to 286 employees for the year ended December 31, 1996. During 1996, Mobisel implemented its own customer billing and collection system. These services had previously been performed on behalf of Mobisel by Telkom Indonesia, the national Indonesian telephone company. Mobisel increased its allowance for doubtful accounts as a result of more accurate customer data being available from the new internal billing system.

     The Company's increase in equity in losses of affiliates also reflects a $1.0 million increase in losses attributable to its 40% interest in Star Digitel, which the Company acquired in November 1996.

     The Company's interest income increased from $232,000 in 1995 to $1.8 million in 1996, an increase of 686%. This increase was due primarily to interest earned on interest-bearing government securities in which the Company invested the proceeds received from the sale and issuance of shares of the Company's Preferred Stock in December 1995 and from the Unit Offering completed in August 1996.

     The Company's interest expense increased from $1.4 million in 1995 to $6.8 million in 1996, an increase of 401%, primarily due to interest expense associated with the Unit Offering.

     The Company's other expense increased from $28,000 in 1995 to $1.0 million in 1996, as the Company elected not to exercise, and therefore permitted to lapse, an option purchased for $1.0 million from the shareholders of Laranda, a minority shareholder of Prismanet, to acquire 50% of Laranda.

IMPACT OF INFLATION AND CURRENCY FLUCTUATION

     Many developing countries have experienced substantial, and in some cases extremely high, rates of inflation which have resulted in high interest rates for many years. In addition, these countries have experienced significant fluctuations in their exchange rates. Many of the currencies of developing countries have experienced steady, and in some cases substantial, devaluation relative to the U.S. dollar. During the latter half of 1997, a number of currencies of Southeast Asia countries, including Indonesia, have experienced dramatic declines in their exchange rates relative to the U.S dollar. Such inflation and foreign currency fluctuations have had, and may continue to have significant negative effects on the economies and securities markets of certain developing countries, and could have a material adverse effect on the Operating Companies in such countries, including an adverse effect on their subscriber levels and on their ability to obtain financing. In addition, the Company may not be able to realize the value of its investment in the Operating Companies due to the negative effect on the execution of the operating and business plans.

     To the extent that the Operating Companies commence, or have commenced, commercial operations, any revenues they generate will generally be received by the Operating Companies in the local currency. By contrast, many significant liabilities of the Operating Companies (such as liabilities for the financing of telecommunication equipment and external debt financings) may be payable in U.S. dollars or in currencies other than the local currency. Because subscriber tariffs in many of the countries in which the Operating Companies operate are regulated, the Operating Companies, or in the case of China, the Great Wall Companies, may not be able to increase subscriber tariffs in response to the negative effects of inflation or currency devaluation. As a result, any devaluation in the local currency relative to the currencies in which such liabilities are payable could have a material adverse effect on the Company. For example, certain of the Operating Companies have U.S. dollar denominated debt financings.

     The primary foreign currency to which the Company is exposed is the Indonesian rupiah. As discussed in more detail later, Mobisel, the Company's national cellular operating company in Indonesia, has incurred U.S. dollar debt through its credit facility with Nissho Iwai International (Singapore) Pte., Ltd. ("Nissho Iwai"). In addition, it is anticipated that substantial additional U.S. dollar debt will be sought to fund future capital expenditures of Mobisel. Revenues to repay such U.S. dollar debt will be denominated in the Indonesian rupiah. Recently the Indonesian rupiah experienced a severe unfavorable fluctuation against the U.S. dollar, consistent with many other currencies in Southeast Asia, and as a result, the Nissho Iwai credit facility increased substantially on an Indonesian rupiah-denominated basis. As a consequence, Mobisel will either have to increase operating revenues, to the extent permitted by the regulatory authorities, to compensate for this unfavorable fluctuation, or will have to absorb the impact of this foreign exchange exposure in their current and future operations. Although the Company and its Operating Companies attempt to match assets and liabilities, at least to the extent possible, it is not always possible due to sovereign foreign capital restrictions or an unwillingness of the finance community to fund in a currency other than the U.S. dollar.

     The U.S. dollar-denominated value of the Company's investment in an Operating Company is partially a function of the currency exchange rate between the U.S. dollar and the applicable local currency. In addition, the Operating Companies will report their results of operations in their respective local currencies, and, accordingly, the Company's results of operations will be affected by changes in currency exchange rates between those currencies and the U.S. dollar. In general, the Company does not hedge against foreign currency exchange rate risks. As a result, the Company may experience economic loss with respect to the values of its investments and, fluctuations in its results of operations, solely as a result of foreign currency exchange rate fluctuations. The Company does not carry foreign currency convertibility risk insurance.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company has funded its cash requirements primarily using the net proceeds from a series of Preferred Stock placements, bridge loans and the Unit Offering. Except for the Pakistan Bridge Facility, the bridge loans have generally been converted into Preferred Stock. The proceeds from these financings were mainly used to fund the Company's investments in Operating Companies and other projects, and to provide working capital for general corporate purposes. As of December 31, 1996 and December 31, 1997, the Company had cash balances of $41.7 million and $4.4 million, respectively. As of March 31, 1998, the Company had cash balances of $1.5 million, principally as a result of the first closing of the Series J Financing.

     The Company has generated negative cash flow from operations since inception, and its Operating Companies and other projects are not expected to provide any cash distributions to the Company for the foreseeable future. See "--Additional Factors That May Affect Future Results--Negative Operating Cash Flow; Critical Dependence on Additional Financing" and "--Holding Company Structure; Limitations on Access to Cash Flow of Operating Companies." As a result, the Company is and will remain dependent upon raising additional funds from outside sources to fund its investments in Operating Companies and developmental stage projects, to support its working capital needs for general corporate purposes, to repay the Exchange Notes and any other indebtedness it may incur when it becomes due and payable.

     The Company requires approximately $53,000,000 in additional financing during 1998 to meet its contractual obligations to the Operating Companies and other wireless projects and fund its working capital requirements for general corporate purposes. The Company has and proposes to raise a portion of these funds through an interim equity financing and sale of its interests in certain of its smaller wireless communications businesses in Asia and Latin America. In addition, in March 1998 the Company retained financial advisors to assist it in its evaluation of various strategic alternatives for raising the remaining financing required to fund its operations in 1998.

     On March 2, 1998, the Company entered into a non-binding letter of intent to sell its interests in certain SMR wireless projects in Peru, Chile and Ecuador. On March 17, 1998, the Company entered into a letter agreement to sell its Venezuelan SMR operations. The consummation of these sales are subject to numerous conditions, and there can be no assurance that these sales will close.

     On March 10, 1998, Vanguard purchased shares of the Company's Series J Preferred Stock and a related Warrant to Purchase Common Stock for $10 million in the first tranche the Series J Financing. Pursuant to the purchase agreement executed by the Company and Vanguard in connection with the Series J Financing, the second tranche of the Series J Financing must close on or before April 24, 1998. The Company has offered its remaining stockholders the right to participate in the second tranche of the Series J Financing and is currently in discussions with various stockholders regarding their participation. Although the Company has received indications of interest from various stockholders, there can be no assurance that the Company will receive commitments for the entire amount of the second tranche of the Series J Financing.

     As of March 31, 1998 the Company had approximately $1.5 million in cash and cash equivalents, of which $1.0 million was restricted pursuant to the IWCH Pakistan Facility (as defined below). See "Certain Relationships and Related Transactions--Pakistan Facilities." The Company estimates that these cash resources should be sufficient to allow it to continue operations at anticipated levels through approximately May 31, 1998, assuming that the Company obtains a waiver of a minimum cash reserve covenant contained in the IWCH Pakistan Facility and without giving effect to any proceeds that might be available to the Company from the sale of its interests in certain smaller wireless communications businesses or the second tranche of the Series J Financing (as defined below). However, there can be no assurance that the Company will not require additional debt or equity financing before such time.

     In addition, on April 6, 1998, the Company entered into the Prismanet Sale Agreement which provides for the sale of the Company's 22.5% interest in Prismanet to Shubila for an aggregate purchase price of $4 million payable on or before October 1, 1999. Conditions precedent to the closing of the Prismanet Sale Agreement include the release by a syndicate of Malaysian banks of the Company's shares in Prismanet and the release of the Company from any liability under the Prismanet Collateral Agreement. In addition, it is a condition precedent to the closing of the Prismanet Sale Agreement that Shubila indemnify the Company for any liability under the Prismanet Collateral Agreement and the other loan documents executed in connection with the credit facility. There can be no assurance that the sale of the Company's interest in Prismanet will close on the terms set forth in the Prismanet Sale Agreement or at all. See "--Additional Factors that May Affect Future Results--Risks Associated with Indebtedness."

     Except for the non-binding letter of intent for the sale of the Company's SMR projects in Peru, Chile and Ecuador, the letter agreement for the sale of the Company's Venezuelan SMR operations, the Prismanet Sale Agreement and the indications of interest from various stockholders regarding the second tranche of the Series J Financing, the Company has no commitments to sell any of its other assets or to obtain any additional debt or equity financing. If adequate sources of additional financing are not available, the Company will have to significantly curtail its operations (which may result in the loss or revocation of licenses held by Operating Companies, the delay, scale back or elimination of one or more of its projects or the merger, sale, liquidation or dilution in one or more of its investments), may be unable to repay its liabilities (including the Unit Notes (as defined below)) as they become due, and may be unable to meet its working capital and other cash requirements. For example, if the Company does not make a required $19.0 million capital contribution to Star Digitel by June 17, 1998, its 40% equity interest in Star Digitel could be reduced to an approximately 15% equity interest, and the Company could be forced to sell its equity interest in Star Digitel. In addition, if the Company does not make a required $2.1 million shareholder loan to Mobilink by the end of 1998, its equity interest in Mobilink could be subject to significant dilution or a forced sale. Any of such events would have a material adverse affect on the Company.

     Moreover, even if the Company is successful in raising funds by selling one or more of its wireless projects, the Company may not be able to utilize all or a portion of the proceeds from such sales due to restrictions on the use of such proceeds contained in the BT Purchase Agreement and the Indenture. Under the BT Purchase Agreement and the related BT Loan documentation, subject to a $3,000,000 basket for investments in Brazil, 50% of the net proceeds from the sale of the Company's non-Brazilian Latin American wireless projects must be used to prepay the BT Loan until the total amount outstanding under the BT Loan is decreased to $20,000,000. Thereafter, 30% of the net proceeds from the sale of such projects must be used to prepay the BT Loan. Further, under the Indenture, the Company may not use the proceeds from the sale of its wireless projects for working capital and is significantly limited in the amount of net proceeds from the sale of its wireless projects that it can currently invest in Mobilink, Mobisel and Star Digitel. Although the Company believes that there are various alternative financing strategies that would permit it to raise funds for its working capital needs and fund its commitments to its Operating Companies in compliance with the restrictions set forth in the Indenture, there can be no assurance that any of such financing strategies will be successful, which could have a material adverse effect on the Company. See "--Additional Factors that May Affect Future Results--Risks Associated with Indebtedness."

     Historically, the Company and its partners typically fund initial investments in the Operating Companies using capital contributions either in the form of equity or shareholder loans. When Operating Companies have become operational, the Company has sought to fund the ongoing development of the Operating Companies using third-party financing, preferably on a non-recourse basis to the Company.

     Star Digitel has funded a significant portion of its expenditures with shareholder capital contributions, including shareholder loans, and short-term borrowings under its Bank Bira $7 million credit facility, and its Toronto Dominion $8 million and $20 million bridge loans. Borrowings under the Bank Bira credit facility bear interest at LIBOR plus 2.75% and have been guaranteed by the shareholders of Star Digitel. Currently, Star Digitel has borrowed the full amount available under the Bank Bira credit facility, which will mature in July 1998. Borrowings under the two Toronto Dominion bridge loans bear interest at LIBOR plus 2.25%, or 2.50% if the bridge loans are extended. The two Toronto Dominion bridge loans are guaranteed by each shareholder of Star Digitel up to its pro rata share, except that the Company's share of the guarantee has been guaranteed by Vanguard. Currently, Star Digitel has borrowed the full amounts available under the two Toronto Dominion bridge loans, which will mature in May 1998. See "Certain Relationships and Related Transactions--TD Bridge Loans to Star Digitel." In addition, in January 1998, ING Barings provided Star Digitel with a $1 million short term debt facility, which is currently fully drawn and has been cash collateralized by the shareholders.

     Star Digitel has budgeted capital expenditures of approximately $139.0 million through 1998, primarily to fund network expansion, including a capital contribution of $20 million to fund construction of the Beijing Cellular Network. Star Digitel does not currently have commitments for most of the funds necessary to finance such capital expenditures. Star Digitel is currently in negotiations to finance its operations and capital expenditures through vendor financing and other credit facilities and borrowings. There can be no assurance that Star Digitel will be successful in obtaining such financing. The failure of Star Digitel to obtain such financing would have a material adverse effect on the ability of Star Digitel to continue to conduct its business. In addition, Star Digitel will in the future require substantial additional financing to continue the expansion of its networks as well as for other corporate purposes. In particular, substantial funding will be required to upgrade the networks in the Star Digitel Provinces using CDMA technology. There can be no assurance that Star Digitel will be able to obtain any such financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Negative Operating Cash Flow; Critical Dependence on Additional Financing."

     Via 1 has funded its operational expenditures through the Company's capital contributions approximating $20.7 million. The Combined Company has budgeted capital expenditures of approximately $18.0 million for 1998 primarily to fund network expansion and for the subscriber terminals. The Combined Company will seek to fund its capital expenditures through a combination of external financing and additional equity or debt investments by the Company and the other shareholders of Via 1. The Combined Company's inability to obtain necessary financing in order to make such additional investments on a timely basis may delay its planned capital expenditures and could have a material adverse effect on the Combined Company and the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Competition."

     In January 1998, in connection with the RMD Acquisition, RMD entered into the BT Loan Agreement, pursuant to which it refinanced $15 million of existing indebtedness to BTFIC and borrowed an additional $10 million. A significant portion of the amount borrowed pursuant to the BT Loan has been used to finance the operations of RMD-Brasil and Via 1. The Company has pledged its shares in Via 1, SRC and RMD-Brasil as well as the assets of RMD-Brasil and SRC to BTFIC to secure repayment by RMD of the BT Loan. Subject to receipt of RBS' consent and in connection with the completion of the capitalization of Via 1, it is anticipated that the Company will also pledge the assets of Via 1 to BTFIC to secure the BT Loan. See "--Project Background; Corporate Governance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     Mobilink has financed a significant portion of its past capital expenditures through a combination of shareholder capital contributions, shareholder loans and short- and long-term debt facilities from Citibank N.A. (Citibank) and Sanwa Bank Limited (Sanwa Bank). As of December 31, 1997, Mobilink had outstanding an aggregate of approximately $11.8 million in shareholder loans, which accrue interest at a rate of Euro U.S.$ LIBOR plus 1.5% for foreign currency loans and 15% for local currency loans. Such shareholder loans are repayable in seven installments commencing September 1999. Mobilink has also obtained a $15 million long-term finance facility from Citibank which accrues interest at a rate of LIBOR plus 0.25% to 0.50% based upon the amount of time borrowings under the facility remain outstanding. Such facility is repayable in eleven semi-annual installments, which commenced in March 1997, and, as of December 31, 1997, approximately $12.1 million was outstanding under such facility. Mobilink has also borrowed $20 million from Sanwa Bank. Interest on such amount accrues at a rate of Euro U.S.$ LIBOR plus 0.30%, and is payable semi-annually. The Citibank loan and the Sanwa loan, prior to it being repaid in full, have been guaranteed by Motorola, a shareholder of Mobilink. Subsequent to December 31, 1997 the Sanwa Bank loan was replaced by an ABN Amro $20 million local currency loan facility. This facility is currently guaranteed by Motorola and has a term of three years. Pursuant to the Mobilink Side Letter, IWCPL has agreed that if the guarantees of indebtedness of Mobilink issued by Motorola in connection with the foregoing indebtedness of Mobilink are not terminated on or before August 26, 1998, then IWCPL will forfeit to Motorola shares in Mobilink corresponding to up to a 4% equity interest in Mobilink. In addition, in March 1998, Mobilink entered into a $32 million vendor financing agreement with Motorola Credit Corporation ("Motorola Credit"), an affiliate of Motorola, for the purchase of certain infrastructure equipment (the "Motorola Vendor Financing"). Amounts borrowed under such agreement accrue interest at a rate of LIBOR plus 1.5% and are secured by a lien on such equipment. IWCPL has also pledged shares in Mobilink representing an 8.5% equity interest in Mobilink to Motorola Credit to secure the indebtedness of Mobilink under such agreement.

     Mobilink has budgeted capital expenditures of $40.2 million in 1998, primarily to fund the continued buildout of the network. Mobilink expects to fund these capital expenditures through a combination of shareholder loans, the Motorola Vendor Financing and additional vendor and other financing. There can be no assurance that Mobilink will be able to obtain any such financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results--Negative Operating Cash Flow; Critical Dependence on Additional Financing."

     The Company had expended approximately $26.1 million to acquire its 19.09% indirect equity interest in, and to make capital contributions and shareholder loans to, Mobilink. The Company financed $22 million of such amount through the PWH Pakistan Facility. See "Certain Relationships and Related Transactions--Private Placement Transactions--Pakistan Facilities." In February 1998, the Company entered into an agreement with Vanguard Pakistan, pursuant to which Vanguard Pakistan agreed to contribute the Company's pro-rata share of a $3,639,588 capital call by IWCPL, which pro-rata share currently represents a 1.54% equity interest in IWCPL in exchange for an $18,600 fee. Vanguard Pakistan also granted the Company the Vanguard Pakistan Option to purchase this equity interest for $1,240,371. The Vanguard Pakistan Option will expire on May 16, 1998, unless sooner exercised. In addition, pursuant to the Mobilink Side Letter dated August 18, 1997, among the Company, the shareholders of Mobilink, and the other shareholders of IWCPL, the Company has agreed to contribute an additional $2.1 million in shareholder loans to Mobilink through the end of 1998. If the Company fails to provide such loans, then the Company's interest in IWCPL shall be converted into a direct equity interest in Mobilink, and the other shareholders of Mobilink shall have a pro-rata right to purchase all of the Company's equity interest in Mobilink at a purchase price equal to 50% of the then fair market value of such equity interest. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors that May Affect Future Results--Negative Operating Cash Flow; Critical Dependence on Additional Financing."

     In August 1997, the Company completed the Pakistan Facilities (as defined herein) with TDI (as defined herein) and Vanguard Cellular Financial Corp ("VCFC") and certain other stockholders of the Company for an aggregate amount of $29 million in exchangeable bridge loans. The Pakistan Facilities are comprised of: (i) a $22 million PWH Pakistan Facility (as defined herein) for a wholly owned subsidiary of the Company, which was fully drawn in August 1997 for the specific purpose of funding the cash portion of the purchase price of the Company's investment in Mobilink and the Company's pro rata share of the shareholder capital calls and shareholder loans required to finance the operations of Mobilink, and (ii) a $7 million IWCH Pakistan Facility (as defined herein) for IWCH, which was fully drawn down as of December 31, 1997, and was available to IWCH for general corporate and other purposes. The Pakistan Facilities contain significant restrictions on the Company's ability to raise additional debt or equity financing until all amounts outstanding under the Pakistan Facilities are repaid in full. See "Certain Relationships and Related Transactions--Private Placement Transactions--Pakistan Facilities."

     Mobisel obtained a $60.0 million credit facility from Nissho Iwai. This facility, which is fully drawn, is secured by all of the assets of Mobisel. Also, RHP has pledged all of its stock in Mobisel and guaranteed the credit facility. Borrowings under the Nissho Iwai credit facility were used for the implementation and construction of Mobisel's network. Borrowings outstanding under this credit facility are to be repaid in six equal semi-annual installments commencing in May 1998 although the management of RHP and Mobisel are currently in discussions with Nissho Iwai to reschedule current and upcoming principal and interest payments. These negotiations form part of a more substantial restructuring plan being created to address Mobisel's short-term cash contraints and the current economic crisis in Indonesia. As part of this financing initiative, Mobisel's management have embarked on an aggressive cost-cutting initiative to reduce short-term cash needs, and are actively working with all shareholders to create a suitable financing strategy to meet the Mobisel operating needs for 1998. Mobisel will require minimal additional financing to complete its planned capital expenditures through 1998 and working capital needs. Accordingly, Mobisel has commenced discussions with a number of potential financing sources, including the existing shareholders, in order to obtain additional financing. Also, Mobisel entered into a syndicated short-term notes facility agreement in January 1997 with PT Bank Umum Servitia, as arranger, whereby the banks agreed to purchase Indonesian rupiah ("Rp") 60,000,000,000 of short-term notes and interest notes of Rp15,000,000,000 (in the aggregate approximately $17.1 million as at December 31, 1997). These short-term notes will have a repayment priority to the existing loans outstanding. Mobisel management have successfully negotiated the rescheduling of the short term notes to 1999. Lastly, the RHP shareholders have contributed $1.1 million in shareholder loans and it is anticipated that the shareholders will be required to provide additional financial support in the short-term permitting Mobisel to address its short term cash constraints. See "--Additional Factors That May Affect Future Results--Negative Operating Cash Flow; Critical Dependence on Additional Financing."

     During 1997, the Company, consistent with its write-down in its investment in Prismanet, decided it would not participate in a RM20.0 million capital contribution. The Company and Shubila Holding Sdn. Bhd. ("Shubila") entered into a side agreement whereby Shubila funded the Company's pro rata capital contribution amount, and accordingly, the Company's equity ownership interest in Prismanet was reduced from 30% to 22.5%. See "Business--Operating Companies" and Notes to Consolidated Financial Statements for additional information regarding the credit facilities of Prismanet.

     Prismanet arranged a Malaysian Ringgit 91.0 million (approximately $24.6 million as of March 31, 1998) credit facility through a syndicate of Malaysian banks. This facility, which is fully drawn, is secured by substantially all of Prismanet's assets and a pledge of all of the capital stock of Prismanet held by the Company and Prismanet's other shareholders, and has been guaranteed by Shubila, the 60% shareholder of Prismanet, and certain directors of Prismanet (including a former officer of the Company). Also, Prismanet has agreed to assign to and deposit with the banks all of its cash, including revenues, loan drawings and shareholder advances. In addition to pledging their capital stock in Prismanet, the Company, the Malaysian bank syndicate and the other Prismanet shareholders entered into the Prismanet Collateral Agreement. The principal amount borrowed under the facility must be repaid in eleven semi-annual installments beginning in October 1997, and accrued interest is payable monthly. Prismanet has failed to make interest payments under this facility, and the banks have declared the entire amount of the facility to be due and payable. See "--Additional Factors that May Affect Future Results--Risks Associated With Indebtedness. The Company and its partners are seeking an extension of Prismanet's payment obligations under such facility as well as additional debt or equity financing to refinance outstanding indebtedness under the credit facility and to fund Prismanet's capital expenditures. There can be no assurance that Prismanet will be able to secure an extension under the credit facility or refinance the credit facility, which would have a material adverse effect on the Company. The Company has recorded a general reserve of $5.0 million, approximating the Company's pro rata share of the Malaysian ringgit 91.0 million credit facility, plus accrued interest, with respect to its potential exposure under the Prismanet Collateral Agreement.

     The businesses of the Operating Companies and the Company's other projects are capital intensive and will generally require continuing sources of outside financing to fund working capital needs, capital expenditures and other cash requirements. In particular, Star Digitel, Mobilink and Mobisel will require substantial additional financing in order to complete planned capital expenditures. However, there can be no assurance that the Operating Companies and the other projects will be able to obtain required additional financing on acceptable terms or at all, which could have a material adverse effect on the Company. In addition, there can be no assurance that the Operating Companies will be able to pay their indebtedness or other liabilities when due. See "--Additional Factors That May Affect Future Results That May Affect Future Results--Negative Operating Cash Flow; Critical Dependence on Additional Financing."

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

NEGATIVE OPERATING CASH FLOW; CRITICAL DEPENDENCE ON ADDITIONAL FINANCING

     The Company used cash in operating and investing activities of $73.2 million and $57.3 million, respectively, for the years ended December 31, 1996 and 1997, respectively, and expects such negative cash flows to continue in the foreseeable future. See "--Holding Company Structure; Limitation on Access to Cash Flow of Operating Companies." Because of such negative cash flow and negative working capital and the capital intensive nature of the Company's business, the Company will require continuing sources of outside debt and equity financing to fund its working capital needs, investments and other cash requirements.

     In recent months, the Company and certain of its Operating Companies and other subsidiaries and affiliates have experienced difficulties in obtaining financing to fund their operations. In December 1997, the Company initial public offering of its common stock and began efforts to raise additional capital through an interim equity financing and the sale of its interests in certain of its smaller wireless communications businesses in Asia and Latin America. On March 10, 1998, Vanguard purchased shares of the Company's Series J Preferred Stock and a related warrant to purchase Common Stock for $10 million as the first tranche of an $18 million interim financing (the "Series J Financing"). On March 17, 1998, the Company entered into a letter agreement to sell its SMR Business in Venezuela. The purchase price will be based upon the number of qualified channels held in the business, which has not been determined. The closing is subject to numerous conditions, and there can be no assurance that the sale will close. Pursuant to the BT Purchase Agreement, 100% of the net proceeds from the sale must be deposited in escrow until certain conditions in the BT Purchase Agreement are satisfied, and thereafter 50% of the net proceeds must be applied to repay indebtedness under the BT Loan until the unpaid principal amount of the BT Loan is $20 million and thereafter 30% of the net proceeds must be applied to repay the indebtedness under the BT Loan. There can be no assurance that the conditions to release of the purchase price from escrow will be satisfied.

     As of March 31, 1998 the Company had approximately $1.5 million in cash and cash equivalents of which $1.0 million is restricted pursuant to the IWCH Pakistan Facility (as defined below). See "Certain Relationships and Related Transactions--Pakistan Facilities." The Company estimates that these cash resources should be sufficient to allow it to continue operations through approximately May 31, 1998, without giving effect to any proceeds that might be available to the Company from the sale of its interests in certain smaller wireless communications businesses or the second closing of the Series J Financing. However, there can be no assurance that the Company will not require additional debt or equity financing before then.

     Except for the letter agreement for the sale of its Venezuelan SMR operations, and the non-binding letter of intent of the sale of its interests in development stage SMR projects in Peru, Chile and Ecuador, the Company has no commitments to sell any of its assets or to obtain any additional debt or equity financing. There can be no assurance that any of the Company's interests in certain of its smaller wireless communications businesses can be sold or that the Company can obtain any additional debt or equity financing on acceptable terms, or at all. If adequate sources of additional financing are not available, the Company will be forced to curtail its operations (which may result in the loss or revocation of licenses held by Operating Companies, the delay, scale back or elimination one or more of its projects or the merger, sale, liquidation or dilution in one or more of its investments), may be unable to repay its liabilities (including the Unit Notes, (as defined herein)) as they become due, and may be unable to meet its working capital and other cash requirements. For example, if the Company does not make a required $19.0 million capital contribution to Star Digital by June 17, 1998 its 40% equity interest in Star Digitel could be reduced to an approximately 15% equity interest and the Company could be forced to sell its equity interest in Star Digitel. In addition, if the Company does not make its pro rata share of a required $2.1 million shareholder loan to Mobilink, its equity interest in Mobilink could be subject to significant dilution or a forced sale. Any of such events would have a material adverse effect on the Company. To the extent the Company raises additional funds through debt financing, the Company's leverage will increase. See "--Risks Associated with Indebtedness." To the extent the Company raises additional funds through equity issuances, the interests of its existing stockholders will be diluted. In order to secure financing for the Operating Companies, Vanguard has in the past provided certain guarantees on behalf of the Company. However, Vanguard is not obligated to provide such guarantees and there can be no assurance that Vanguard will continue to provide such guarantees in the future, which could have a material adverse effect on the Company.

     The businesses of the Operating Companies and the Company's other projects are capital intensive and will require substantial additional financing in order to fund working capital needs, capital expenditures and other cash requirements. In the past, each of the Operating Companies has generated negative cash flow from operations, and the Company expects that certain of the Operating Companies will continue to generate negative cash flow from operations for the foreseeable future. As a result, the Operating Companies will require continuing sources of external financing, including in particular, Star Digitel, Mobilink and Mobisel. The Company's strategy is to seek such additional financing for the Operating Companies primarily from third parties where possible and not from the Company or its partners. However, there can be no assurance that the Operating Companies will be able to obtain the financing required to make planned capital expenditures, provide working capital or meet other cash needs. In addition, in many cases the Company and its partners may be contractually required to make additional equity investments in Operating Companies, and the Company's or such partners' inability or unwillingness to do so could result in the dilution of such party's equity interest or a significant impairment or loss of the value of the Company's investment. See "--Liquidity and Capital Resources."

     The failure of the Operating Companies to obtain adequate additional financing would have a material adverse effect on the Company and, among other things, could result in the loss or revocation of licenses held by certain of the Operating Companies, require that certain planned projects be delayed, scaled back or abandoned, delay or prevent growth in subscriber levels, harm relationships with the Operating Companies' local partners and/or require the Company to raise substantial additional financing. For example, Star Digitel currently requires substantial additional capital to build out its network and make required payments. The failure to obtain such capital would likely delay growth in adding subscribers and result in the loss of Star Digitel's right to cooperate with its local partners in one or more of the Star Digitel Provinces or in the Beijing municipality. Moreover, Mobisel currently lacks sufficient financing to continue its existing operations. The failure to obtain such financing could result in the merger, sale or liquidation of Mobisel. See "Business--Operating Companies--China-Great Wall Cellular" and "--Indonesia-Mobisel."

GOING CONCERN ASSUMPTION

     The Company's independent accountant's report on the Company's financial statements for the year ended December 31, 1997 contains an explanatory paragraph indicating that the Company has suffered recurring losses from operations and has a net capital deficiency at December 31 1997 that raises substantial doubt about its ability to continue as a going concern. See "--Negative Operating Cash Flow; Critical Dependence on Additional Financing; Proposed Sale of Company." The existence of the explanatory paragraph may have a material adverse effect on the Company's relationship with lenders, strategic and local partners and suppliers, and therefore could have a material adverse effect on the Company's business, financial condition and results of operations.

CONTINUING LOSSES; LIMITED OPERATING HISTORY

     The Company has incurred net losses since its inception and had an accumulated stockholders' deficit of approximately $179.3 million as of December 31, 1997. The Company anticipates that its net losses will continue for the foreseeable future, and there can be no assurance as to whether or when the Company's operations will become profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Since its inception in January 1992, the Company's activities have been concentrated primarily on the initial development of its wireless projects, including the selection of local partners, the formation of Operating Companies and the pursuit of operating licenses. Thus, the Company has a limited operating history.

     Although the Operating Companies currently provide wireless communications services on a commercial basis, they are in the early stage of operations, have a limited number of subscribers and are expected to incur losses for a substantial period of time. The successful development and commercialization of each Operating Company will depend on a number of significant financial, logistical, technical, engineering, marketing, administrative, regulatory and other factors, the outcomes of which cannot be predicted. See "--Negative Operating Cash Flow; Critical Dependence on Additional Financing," "--Risks Inherent in Foreign Investment," "--Risks Associated with Indebtedness," "--Dependence on Local Economics; Inflation; Currency Devaluations and Fluctuations," "--Risks Associated with Licenses," "--Competition," "--Regulation," "--Dependence on Other Telecommunications Providers," "--Technological Risks; Risks of Obsolescence," "--Construction and Operating Risks," "--Customer Risks; Subscriber Fraud," and "--Radio Frequency Emission Concerns."

RISKS INHERENT IN FOREIGN INVESTMENT

     The Company has invested substantially all of its resources outside of the U.S. and plans to continue to invest substantially all of its resources outside of the U.S. in the future. Governments of many developing countries have exercised and continue to exercise substantial influence over many aspects of the sector. In some cases, the government owns or controls (i) companies that are or may in the future become competitors of the Company or
(ii) companies (such as national telephone companies) upon which the Operating Companies may depend for required interconnections to wireline telephone networks and other essential services, such as the leasing of lines. In many developing countries, foreign ownership of telecommunication enterprises is limited or prohibited.

     In China, the ownership or operation of telecommunications enterprises by foreigners is prohibited. The Company believes that the CJV Model implemented by Star Digitel in three Star Digitel Provinces is consistent with this ownership prohibition. However, there can be no assurance that the Chinese government will not determine that the CJV Model violates the Chinese foreign ownership prohibition. Any such determination by the Chinese government would have a material adverse effect on Star Digitel and the Company. In four of the Star Digitel Provinces and in portions of a fifth Star Digitel Province, Star Digitel has not yet begun implementation of the CJV Model and is currently operating under cooperative arrangements with its local partners that are not likely to be enforceable under Chinese law. The failure of Star Digitel's local partners to honor these cooperative arrangements would have a material adverse effect on Star Digitel and the Company. See "Business--Operating Companies--China-Great Wall Cellular--Operating Company Overview-Structure in Star Digitel Provinces."

     Government actions in the future could have a significant adverse effect on economic conditions in a foreign country or may otherwise have a material adverse effect on the Company and the Operating Companies. The Company does not have political risk insurance in the countries in which it currently conducts business. Expropriation, confiscatory taxation, nationalization, political, economic or social unrest or instability or other developments in foreign countries could materially adversely affect the value of the Company's interests in the Operating Companies and other investments in particular developing countries. For example, from January 1995 to January 1997, the government of Pakistan shut down all cellular services in the city of Karachi, which forced Mobilink to cease its operations in that city. The shutdown ordered by the Pakistani government contributed to significantly slower growth in Mobilink's subscriber base during the two-year shut down. See "Business--Operating Companies--Pakistan-Mobilink." In addition, in China, there can be no assurance that the CESEC Notice will not be interpreted or enforced by the relevant governmental authorities to require Star Digitel to terminate the construction of its existing AMPS networks or to require the renegotiation by Star Digitel of the CJV Model as currently implemented and Star Digitel's other existing agreements in connection with the proposed transition from AMPS to CDMA. The interpretation or enforcement of the CESEC Notice in such a manner would have a material adverse effect on Star Digitel and the Company. See "Business--Operating Companies--China-Great Wall Cellular--Regulatory Overview." There can be no assurance that other countries where the Company has Operating Companies will not impose similar restrictions in the future. The imposition of any such restriction could have a material adverse effect on the Company. In addition, although there are no laws, regulations or binding judgments in Pakistan that bar a lender's right to receive interest from a borrower under a debt obligation, the Federal Shari' at Court, a court established under the Constitution of Pakistan, has voided a number of statutory provisions which it determined violated Islamic principles relating to RIBA (an Islamic term analogous to interest). This determination is being appealed and reviewed in the courts in Pakistan. If the determination that interest is contrary to Islamic principles is upheld, ordinary civil courts in Pakistan might be persuaded to void contracts pertaining to interest payments on moneys borrowed, including such contracts made by the Government of Pakistan. This would result in substantial economic disruption and could have a material adverse effect on the Pakistani economy, Mobilink and the Company, including the unavailability to Mobilink of financing from foreign lenders. There can be no assurance that the appeal or review petition will be successful.

     Many of the agreements the Company enters into with the Operating Companies are governed by the laws of, and are subject to dispute resolution in the courts of, or through arbitration proceedings in, the country, province or state in which the Operating Company is located. The Company cannot predict whether such forums will provide it with an effective and efficient means of resolving disputes that may arise in the future. Moreover, even if the Company is able to obtain a satisfactory decision through arbitration or a court proceeding, there can be no assurance of the enforcement of the award or judgment, and the Company's ability to obtain or enforce relief in the U.S. is uncertain.

RISKS ASSOCIATED WITH INDEBTEDNESS

     The Company has indebtedness that is substantial in relation to its stockholders' equity. As of December 31, 1997, the Company's (i) long term debt was $123.1 million, including approximately $92.8 million in notes (the "Unit Notes") issued under the Indenture, which was entered into by the Company in August 1996 in connection with a unit offering (the "Unit Offering") consisting of the Unit Notes and related warrants (the "Unit Warrants"), and (ii) total stockholders' deficit was $129.7 million. The high level of the Company's indebtedness will have important consequences to the Company, including that (i) the Company may be restricted in the future from obtaining additional financing, whether for future working capital, additional capital expenditures or other general corporate purposes, and (ii) the Company's level of indebtedness could limit its flexibility in planning for or reacting to changes in its business, and general economic and industry conditions.

     Because the Company does not expect to generate positive cash flow through dividends or other distributions from the Operating Companies for the foreseeable future, its ability to repay the Unit Notes and any other indebtedness which it may incur from time to time will be dependent on developing one or more sources of financing prior to the repayment of such indebtedness. The Company may, among other things, (i) seek to refinance all or a portion of such indebtedness through issuance of additional debt or equity securities of the Company or other borrowings, (ii) seek to sell all or a portion of its interests in one or more of the Operating Companies or its other investments (subject to the restrictions described below under "--Restrictions on Transfer of Ownership Interests") or (iii) negotiate with its financial and strategic partners to permit the cash, if any, produced by the Operating Companies to be distributed to the Company and other equity holders. There can be no assurance that the Company will be successful in taking any of these steps. Any failure by the Company to repay the Unit Notes or other indebtedness when due would have a material adverse effect on the Company.

     The Indenture and other loan agreements to which the Company is a party or by which it is bound impose significant restrictions on the Company. For example, the Indenture significantly restricts the ability of the Company to make investments in, or guarantee the indebtedness of, the Operating Companies, which may further restrict the Company in providing adequate financing for the Operating Companies. The Indenture also imposes certain requirements with respect to sales or other dispositions of assets (including capital stock in Operating Companies) with a fair market value in excess of $500,000 by the Company and certain of its subsidiaries ("Asset Sales"), particularly with respect to the uses to which the net proceeds from such Asset Sales may be put. These restrictions also apply to Asset Sales compelled by governmental action, including confiscation or expropriation of assets by governmental authorities. To the extent that any such expropriation or confiscation fails to satisfy such requirements, such a violation will be deemed an event of default under the Indenture. Any default under the Indenture would entitle holders of the Unit Notes to demand immediate repayment thereof and to proceed against their collateral. A default under the Unit Notes or such other indebtedness which the Company may incur in the future could also permit lenders at the Operating Company level to declare borrowings outstanding thereunder to be due and payable pursuant to cross-default clauses, permitting the lenders under such debt instruments to proceed against any capital stock or other collateral pledged as security therefor.

     Each of the Operating Companies and certain of the Company's other subsidiaries have substantial indebtedness and, to the extent that additional debt financing is available, may in the future incur substantial additional indebtedness, in relation to its base of equity capital. Such indebtedness has important consequences to the future operations of the Operating Companies and such subsidiaries, including that: (i) such entities have significant, and in some cases escalating, cash requirements to service debt, reducing funds available for operations and future business opportunities and increasing the vulnerability of the Operating Companies to adverse general economic and industry conditions; (ii) such entities may be restricted in the future from obtaining additional financing, whether for future working capital, additional capital expenditures or other general corporate purposes;
(iii) such entities' high level of indebtedness may adversely impact their flexibility in planning for, or reacting to, changes to their businesses and market conditions and their ability to compete with less highly leveraged competitors; (iv) such entities may be restricted in their ability to pay dividends or make other distributions to the Company; and (v) a default in the indebtedness of such entities may result in an event of default under the Indenture. There can be no assurance that the Operating Companies will be able to pay their indebtedness or other liabilities when due. Any failure to pay such indebtedness or other liabilities when due could have a material adverse effect on the Operating Companies and the Company, including resulting in a default under the Unit Notes. See "--Negative Operating Cash Flow; Critical Dependence on Additional Financing."

     For example, the Company entered into the Prismanet Collateral Agreement in connection with Prismanet's ringgit 91 million credit facility. Prismanet has failed to make payments required under this credit facility, and, in February 1998, the banks declared the entire amount of the facility, including accrued interest, to be due and payable. Pursuant to the Prismanet Collateral Agreement, the Company and such other shareholders would be jointly and severally liable for amounts due under the credit facility. There can be no assurance that the banks will not commence legal proceedings against the Company to enforce the Prismanet Collateral Agreement or, if such proceedings are commenced, that such proceedings would not have a material adverse effect on the Company. Among other things, Prismanet's default under its credit facility or a default under the Prismanet Collateral Agreement may be deemed events of default under the Indenture, which would have a material adverse effect on the Company.

     The Company has in the past been required, and in the future likely will be required, to guarantee and/or pledge its equity interests to secure certain indebtedness of the Operating Companies and otherwise to provide certain assurances to lenders. At the present time, the stock held by the Company in each Operating Company is pledged to secure outstanding indebtedness or guarantees of such indebtedness. In the event the Operating Companies are unable to make payments under such indebtedness when due, the lenders under such indebtedness would have the right to foreclose on such stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources" and "Business--Operating Companies." Moreover, to date, most of the debt financing obtained by the Operating Companies has been secured by assets of the respective Operating Companies, and it is likely that any debt financing the Operating Companies obtain in the foreseeable future will also be similarly secured. The pledge of assets to secure debt financing may limit the operations of the Operating Companies and make it substantially more difficult to obtain additional financing.

HOLDING COMPANY STRUCTURE; LIMITATIONS ON ACCESS TO CASH FLOW OF OPERATING COMPANIES

     The Company is a holding company with no business operations of its own. The Operating Companies and other subsidiaries and affiliates of the Company are separate and distinct legal entities and have no obligation, contingent or otherwise, to make any funds available to the Company to enable it to make investments in Operating Companies, meet working capital needs or other liabilities of the Company, or for any other reason. To the extent that any of the Operating Companies generates positive cash flow, the Company may be unable to access such cash flow because: (i) it owns 50% or less of the equity of most of such entities and, therefore, does not have the requisite control to cause such entities to pay dividends to their equity holders; (ii) certain of such entities are currently or may become parties to credit or other borrowing agreements that restrict or prohibit the payment of dividends, and such entities are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future; (iii) the Company expects that the Operating Companies will generally reinvest all of their cash flow in their respective operations for the foreseeable future; and/or
(iv) some of the countries in which such entities conduct business tax, or may in the future tax, the payment and repatriation of dividends or otherwise restrict the repatriation of funds. As a result, the Company does not expect that it will be able to generate any cash flow through dividends or other distributions from the Operating Companies in the foreseeable future, and there can be no assurance that the Company will be able to generate any significant cash flow from the Operating Companies at any time in the future.

RESTRICTIONS ON TRANSFER OF OWNERSHIP INTERESTS

     The Company's ability to sell or transfer its ownership interests in the Operating Companies and its other projects (i) is generally subject to limitations contained in the agreements between the Company and its local partners including, in certain cases, restrictions on sales or transfers, co-sale rights and/or rights of first refusal and (ii) may be subject to provisions in local operating licenses and local governmental regulations that, in certain cases, prohibit or restrict the transfer of the Company's ownership interests without prior governmental consent. For example, the consent of the Comision Nacional de Telecomunicaciones (CONATEL) is required for the sale of the controlling interests in the Company's SMR business in Venezuela. Moreover, the Company has pledged all or a portion of its capital stock in each Operating Company and in certain other projects to secure credit facilities obtained by such Operating Companies and projects, and the Company may be prohibited from transferring or otherwise disposing of such capital stock so long as it is pledged as collateral for such credit facilities. See "--Risks Associated with Indebtedness." In addition, none of the Operating Companies or the Company's other investments currently has any publicly traded securities and there can be no assurance that in the future there will be a public or private market for the securities of these investments. As a result, the Company's ability to liquidate any or all of its investments may be substantially limited and there can be no assurance that the Company will be able to do so in a timely manner, or at all, in the event that the Company is required to do so in order to satisfy its cash needs, including to make necessary capital expenditures or to repay indebtedness.

RISKS ASSOCIATED WITH INTEGRATION OF RMD-BRASIL AND VIA 1

     Successful integration of RMD-Brasil and Via 1 will, among other things, require that the Company combine two distinct wireless communications networks, coordinate sales and marketing efforts, combine management information, billing and collections systems, integrate personnel with different business backgrounds, blend two different corporate cultures and comply with certain applicable regulatory requirements. There can be no assurance that the Company can successfully integrate RMD-Brasil and Via 1 and realize any of the anticipated benefits of the RMD Acquisition. Moreover, unanticipated contingencies could significantly increase the costs of combining Via 1 and RMD. See "Summary--Recent Developments" and "Business--Operating Companies--Brazil-Via 1 and RMD" and "Business--Acquisition of RMD."

DEPENDENCE ON LOCAL ECONOMIES; SIGNIFICANT ECONOMIC DOWNTURN; INFLATION; CURRENCY DEVALUATIONS AND FLUCTUATIONS

     The Operating Companies are dependent, in large part, on the economies of the developing countries in which they have operations. The economies of many developing countries, particularly those in Asia, have recently experienced significant economic downturns. In addition, many developing countries have experienced extremely high rates of inflation and resulting high interest rates for many years, as well as significant fluctuations in their exchange rates. For example, several Latin American countries, including Brazil, experienced extremely high rates of inflation in 1993 and 1994. See "Business--Operating Companies--Brazil-Via 1 and RMD." Recently, many developing countries have experienced devaluations of their currencies relative to the U.S. dollar. For example, since mid-1997, a number of currencies of Southeast Asian countries, including Indonesia, have experienced dramatic declines in their exchange rates relative to the U.S. dollar. Such inflation, fluctuations and devaluations have had, and may continue to have, significant negative effects on the economies and securities markets of developing countries, including rapid increases in interest rates, which occurred recently in Brazil, limited credit availability and solvency problems experienced by many companies and banks with dollar-denominated loans. Developments such as these could result in higher unemployment and slower economic growth in the Markets, which in turn could have a material adverse effect on the Operating Companies in such countries, including an adverse effect on their subscriber levels and on their ability to obtain financing. Revenues generated by the Operating Companies are generally paid to the Operating Companies in the local currency. By contrast, many significant liabilities of the Operating Companies (such as liabilities for the financing of telecommunications equipment) are payable in U.S. dollars. Because tariffs in many of the countries in which the Operating Companies operate are regulated, certain Operating Companies may often be unable to increase tariffs in response to inflation or currency devaluations. As a result, any devaluation in the local currency relative to the U.S dollar could have a material adverse effect on the Operating Companies and the Company. For example, in Indonesia, a substantial part of Mobisel's debt is U.S. dollar denominated. Unless the Indonesian government permits a tariff increase, Mobisel could experience difficulties in servicing such debt, which could have a material adverse effect on Mobisel and the Company. For the year ended December 31, 1997, Mobisel recognized significant foreign exchange translation losses associated with the remeasurement of its U.S. dollar denominated credit facility due to the devaluation of the Indonesian Rupiah.

     The U.S. dollar-denominated value of the Company's investment in an Operating Company is partially a function of the currency exchange rate between the U.S. dollar and the applicable local currency. In addition, the Operating Companies will report their results of operations in the local currency and, accordingly, the Company's results of operations may be adversely affected by changes in currency exchange rates between those currencies and the U.S. dollar. In general, the Company does not hedge against foreign currency exchange rate risks. As a result, the Company may experience economic loss with respect to its investments and fluctuations in its results of operations solely as a result of foreign currency exchange rate fluctuations. The Company does not carry currency convertibility risk insurance.

RISKS ASSOCIATED WITH LICENSES

     Each Operating Company's or, in the case of Star Digitel, each PLA Partner's ability to retain and utilize its telecommunications licenses, to renew such licenses when they expire and to obtain new licenses in the future is essential to the Company's operations. However, there can be no assurance that governmental agencies will not seek to unilaterally limit, revoke or otherwise adversely modify the terms of these licenses in the future, any of which could have a material adverse effect on the Company. The Company may have limited or no legal recourse if any of these events were to occur. See "--Risks Inherent in Foreign Investment." In the future, additional licenses may be sought to expand operations, and no assurance can be given that any such licenses will be obtained. In addition, certain of the licenses will automatically revert back to the government after a specified period of time, and there can be no assurance that renewals to licenses will be granted or, if renewed, that the renewal terms will not be substantially less favorable to the Operating Companies than the original license terms, any of which could have a material adverse effect on the Company.

     Moreover, the transfer of licenses often requires the approval of governmental entities. For example, the Brazilian government must approve the transfer to Via 1 of licenses contributed or to be contributed to it by its current and proposed shareholders, and there can be no assurance that such approvals will be obtained. The failure to obtain such approvals, and other approvals, licenses and/or renewals could have a material adverse effect on Via 1, the Combined Company and the Company. See "Business--Operating Companies--Brazil-Via 1 and RMD."

     Because foreign ownership of telecommunications ventures is prohibited in China, Star Digitel is not itself the holder of any telecommunications licenses, and is therefore dependent on its local partners, including the PLA, to obtain, retain and renew the licenses necessary for the commercial operations of Star Digitel's cellular networks. In addition, the cooperative joint ventures being formed between Star Digitel and Star Digitel's local partners pursuant to the CJV Model to build local cellular networks will generally have a term of 20 years, at the end of which the cooperative joint ventures will be terminated. See "Business--Operating Companies--China-Great Wall Cellular." Any failure by Star Digitel's local partners to retain such licenses or to extend the term of such cooperative joint ventures would have a material adverse effect on Star Digitel and the Company. It is currently expected that the networks being constructed in the Star Digitel Provinces may ultimately be required to upgrade to CDMA technology. However, in certain of the Star Digitel Provinces, Star Digitel does not currently have agreements granting to it the right to construct networks using CDMA technology. The failure of Star Digitel to obtain such rights could have a material adverse effect on Star Digitel and the Company. See "Business--Operating Companies--China--Great Wall Cellular."

     To the extent the Operating Companies require additional licenses to expand their respective businesses, they may be forced to participate in competitive bidding processes or to purchase licenses from other license holders at higher prices than may have historically been paid. Furthermore, relevant governmental authorities may grant additional telecommunications licenses to third parties, possibly on better terms, covering the same geographical areas as the Operating Companies' or their local partners' licenses or otherwise grant licenses which allow other companies to compete directly with the Operating Companies for wireless subscribers. Although the inherent limitation on suitable spectrum may provide some protection against the issuance of competing licenses, there can be no assurance that such competitive licenses will not be granted. The issuance of competing licenses could have a material adverse effect on the Company. See "--Competition." For example, the Pakistan Telecommunications Authority (the "PTA"), which regulates the provision of telecommunications services, has the authority to grant a GSM license to Pakistan Telecommunications Company Limited, the current provider of national wireline services.

     Many of the licenses granted to the Operating Companies contain significant restrictions and other requirements, including those relating to geographic coverage, network capacity, technology, interconnection to the public wireline network, attainment of minimum subscriber levels, network construction and commercial operation deadlines and the local manufacturing of equipment. Failure to comply with these restrictions and other requirements may result in the loss, revocation or restriction of the licenses, penalties or increased costs. Certain of the Operating Companies and RMD have in the past failed to comply or may presently not be in compliance with certain restrictions and other requirements. In Brazil, the Company, its current and proposed partners and RMD were unable to comply with deadlines for the commencement of commercial operations with respect to certain of their licenses and, as a result, were required to obtain extensions of such deadlines. Although such failures have not to date led to the loss of any licenses, there can be no assurance that the relevant governmental authorities will not seek to revoke licenses as a result of these past defaults or refuse to grant further deadline extensions, which could have a material adverse effect on Via 1, RMD and the Company.

REPORTING STANDARDS; FINANCIAL STATEMENTS OF OPERATING COMPANIES; TIMELY COMPLIANCE WITH INFORMATIONAL AND FILING REQUIREMENTS

     Companies in developing countries are subject to accounting, auditing and financial standards and requirements that differ, in some cases significantly, from those applicable to U.S. companies. In addition, there may be substantially less publicly available information about companies in a developing country than there is about U.S. companies. The Company's ability to comply with the informational and filing requirements of the Indenture and the Exchange Act will depend on the timely receipt of accurate and complete financial and other information from the Operating Companies. The Company frequently experiences delays in the receipt of such information. The failure to receive such information on a timely basis could have a material adverse effect on the Company, including preventing it from satisfying the informational and filing requirements of the Indenture and the Exchange Act.

LIMITS ON CONTROL OF OPERATING COMPANIES

     Although the Company controls or exerts significant influence over the Operating Companies, such control or influence is subject to significant contractual, regulatory or other restrictions. In most cases, the Company's local partners in the Operating Companies have veto powers over significant operational, financial and management matters that may preclude the Company from controlling or directing the operations of such entities and implementing strategies that it favors, including strategies involving the expansion or development of projects or the pursuit of certain financing alternatives. Moreover, because of the Chinese foreign ownership prohibition, Star Digitel is prohibited from operating or managing any of its telecommunications ventures in China, which significantly limits its influence over all project matters. As a result, the success of Star Digitel's business is dependent upon the continuing cooperation of Star Digitel's partners. See "--Risks Inherent in Foreign Investment." In addition, regardless of whether it holds a majority or minority interest, the Company may be unable to access the cash flow, if any, of the Operating Companies as a result of contractual, regulatory and other limitations. See "--Holding Company Structure; Limitations on Access to Cash Flow of Operating Companies."

COMPETITION

     Although the implementation of advanced wireless technologies is in the early stages of deployment in many of the Markets, the Company believes that, just as in the U.S., the Operating Companies will face increasing competition. A number of large American, Japanese and European companies, including U.S.-based regional Bell operating companies ("RBOCs") and large international telecommunications companies, are actively engaged in programs to develop and commercialize wireless technologies in emerging markets which will compete with the Operating Companies. In some of the Markets, the Company will also compete with local wireline carriers, including government-owned telephone companies. Most of these companies have substantially greater financial and other resources than the Company, including research and development staffs and technical and marketing capabilities. Subject to the availability of additional spectrum, the Company anticipates that there will be increasing competition for additional licenses and increased competition in the Markets to the extent such licenses are obtained by others. In view of the continuing development of the telecommunications industry, it is anticipated that there will be a continuing competitive threat from new technologies which may render the technologies employed by the Company obsolete or place the Company at a cost disadvantage.

RISK OF REGISTRATION UNDER INVESTMENT COMPANY ACT OF 1940

     Because the Company currently owns minority interests in all of the Operating Companies and in many of its other investments, there is a risk that these ownership positions could be deemed to be investment securities and that the Company could be characterized as an investment company under the Investment Company Act of 1940 (the "Investment Company Act"). Due to the Company's active role in developing and managing the Operating Companies and its contractual rights as an equity holder, the Company believes that its interests in the Operating Companies are the equivalent of joint venture interests rather than investment securities. Therefore, the Company believes that it is not an investment company and intends to continue its business and conduct its operations so as not to become subject to the Investment Company Act. If the Commission or its staff were to take the position, or if it were otherwise asserted, that the Company is an investment company, the Company could be required either (i) to liquidate its investments in one or more Operating Companies and change the manner in which it conducts its operations to avoid registration as an investment company or (ii) to register as an investment company. If the Company were required to register under the Investment Company Act, it would be subject to substantive and restrictive regulations with respect to capital structure, operations, transactions with affiliates and other matters. In addition, a determination that the Company is subject to the Investment Company Act would constitute an event of default under the Indenture and permit acceleration of the Unit Notes. If the Company were found to be an investment company but was not registered under the Investment Company Act, the Company would be prohibited from, among other things, conducting public offerings in the U.S. or engaging in interstate commerce in the U.S., the Company would be subject to monetary penalties and injunctive relief in an action brought by the Commission, and certain contracts to which the Company is a party (including the Indenture and the Unit Notes) might be rendered unenforceable or subject to rescission by any party thereto. As a result, any determination that the Company is an investment company would have a material adverse effect on the Company and would likely require that the Company cease operations.

REGULATION

     The Operating Companies are generally subject to a high degree of regulation by the governments in the countries in which they operate. Such regulations are constantly evolving and may change significantly over time. Many of the countries in which the Operating Companies are located have only recently adopted laws and regulations pertaining to telecommunications services, and in many cases these laws and regulations are undergoing significant revision and re-evaluation. There can be no assurance that material and adverse changes in the regulation of the Operating Companies will not occur in the future. For example, in China the MPT is preparing an initial draft of a telecommunications law which, if adopted, is expected to become the basic telecommunications statute in China. The nature and scope of the regulation contemplated by such law is not fully known, and there can be no assurance that the law, if adopted, would not have a material adverse effect on Star Digitel's business.

     To date, certain Operating Companies have been subject to regulations in many areas, including with respect to restrictions on foreign ownership or operation, service requirements, foreign debt registration and approval requirements, restrictions on interconnection of wireless systems to government-owned or telephone networks, subscriber rate-setting, technology and construction requirements. As in the U.S., these regulations can impose significant restrictions on operations. An Operating Company's failure to comply with applicable governmental regulations or operating requirements could result in the loss of licenses, limit the ability of the Operating Company to add subscribers or otherwise have a material adverse effect on the Company. In addition, delays caused by governmental approval or licensing procedures could have a material adverse effect on the Operating Companies and the Company. See "--Risks Inherent in Foreign Investment."

     Moreover, to the extent that any of the Operating Companies seeks to make a dividend or other distribution to the Company, or to the extent that the Company seeks to liquidate its investment in an Operating Company and repatriate monies from a relevant country, local taxes, foreign exchange controls or other restrictions may effectively prevent the transfer of funds to the Company or the exchange of local currency for U.S. dollars.

DEPENDENCE ON OTHER TELECOMMUNICATIONS PROVIDERS

     Just as is the case with cellular operators in the U.S., the success of the Company's wireless networks will in many cases depend upon services provided by other telecommunications providers, some of which are competitors of the Company or the Operating Companies. For example, the Operating Companies generally require interconnection arrangements with national or regional telephone companies in order for their wireless networks to interconnect with wireline telephone networks, and may require the use of microwave, fiber optic or other lines belonging to other parties to link their wireless networks. The revocation, loss or modification of any of these existing agreements or arrangements or the failure to obtain necessary agreements and/or arrangements in the future on reasonable terms, could have a material adverse effect on the Operating Companies and the Company. In Brazil, however, neither Via 1 nor RMD has entered into a written agreement providing for interconnection to the PSTN. As the Combined Company expands its operations and transitions selected markets from SMR to ESMR services, it will become increasingly important for the Combined Company to enter into agreements with local exchange carriers providing for interconnection to the PSTN at acceptable rates. The failure of the Combined Company to enter into such agreements or its inability to interconnect to the PSTN at acceptable rates would have a material adverse effect on the Combined Company and the Company. The terms under which the Operating Companies are currently permitted to interconnect with certain other networks, or may be permitted to do so in the future, may restrict their ability to exploit significant opportunities, or to otherwise manage their respective businesses efficiently. Similarly, in China, although the PTA in each Star Digitel Province provides interconnection to the local wireline network, Star Digitel currently has no formal interconnection agreements in place. The loss of interconnection between a Star Digitel Province and the local PTA would have a material adverse effect on Star Digitel and the Company. Further, the support of the MPT is required for Star Digitel to continue to construct its cellular networks. Although the Company believes that the MPT supports the construction of such networks, there can be no assurance that such support will continue. Any decision by the MPT not to support the development by Star Digitel and its local partners of cellular networks would have a material adverse effect on Star Digitel and the Company. See "Business--Operating Companies--China-Great Wall Cellular."

TECHNOLOGICAL RISK; RISK OF OBSOLESCENCE

     Although the Operating Companies currently use well-established technologies, they may in the future deploy advanced technologies that may only recently have been developed and commercially introduced. There can be no assurance that the Operating Companies will not experience technical problems in the commercial deployment of any such advanced technologies, particularly if they are initially introduced in developing countries. In addition, the technologies used in wireless communications are evolving rapidly and one or more of the technologies currently utilized or planned by the Company to be utilized may, when deployed, be poorly received by its customers or may become obsolete, which, in either case, would likely have a material adverse effect on the Company. There can be no assurance that the Company will be able to keep pace with ongoing technological changes in the wireless telecommunications industry. Any technical problems or obsolescence could have a material adverse effect on the Company.

CONSTRUCTION AND OPERATING RISKS

     The Operating Companies typically require substantial construction of new wireless networks and additions to existing wireless networks. Construction activity requires the Operating Companies to obtain qualified subcontractors and necessary equipment on a timely basis, the availability of which varies significantly from country to country. Construction projects are subject to cost overruns and delays not within the control of the Operating Company or its subcontractors, such as those caused by acts of governmental entities, financing delays and catastrophic occurrences. Delays can also arise from design changes, material and equipment shortages, delays in delivery and the inability to obtain required financing. Accordingly, there can be no assurance that the Operating Companies will be able to complete current or future construction projects for the amount budgeted or within the time periods projected, or at all. Failure to complete construction for the amount budgeted or on a timely basis could jeopardize predicted subscriber growth, contracts, franchises or licenses and could have a material adverse effect on the Operating Company and the Company.

     In addition, the success of the Operating Companies will depend on effective and cost-efficient management information, billing and collection systems and procedures that allow the Operating Companies to send bills and collect payments on a timely basis. The failure by the Operating Companies to implement such systems and procedures could result, among other things, in substantial amounts of uncollectible accounts receivable and inaccurate subscriber records. For example, in 1997, Mobisel installed a new billing and collection system which created a more accurate subscriber database. As a result, Mobisel was required to write down a portion of its subscriber base.

CUSTOMER RISKS; SUBSCRIBER FRAUD

     Customer attrition (commonly referred to in the telecommunications industry as "churn") results in the loss of future revenue from subscribers whose service is disconnected and the inability to recoup any unrecovered costs incurred in acquiring the subscriber, typically equipment subsidies and dealer commissions. Churn occurs for several reasons, including primarily disconnection by a company for non-payment of bills and to a lesser extent disconnection by the subscriber who chooses to switch to a competing service or terminate service, particularly when two or more vendors offer the same wireless service in a single market. The Company expects that as the subscriber bases of the Operating Companies grow and the industry matures, the churn rates of the Operating Companies may increase. The inability of the Operating Companies to maintain their churn at a relatively low level could have a material adverse effect on the Operating Companies and the Company. In addition, because it may be more difficult for Operating Companies to ascertain the creditworthiness of potential customers as a result of the early stage of development of the Markets, the Operating Companies may experience a higher level of bad debt expense than otherwise would be the case. The failure of the Operating Companies to effectively manage customer credit risk would have a material adverse effect on the Company.

     All cellular networks are subject to fraud. Fraud can take many forms, including subscribers misrepresenting their backgrounds or financial capabilities to obtain cellular service ("subscription fraud"), persons using sophisticated technology to steal subscriber identification codes for use on stolen cellular phones ("cloning") and users employing false identification to roam into a network ("roaming fraud"). All types of cellular fraud are found in developing countries. In the Markets, it is often more difficult to ascertain the creditworthiness of potential customers than in the U.S., and as a result, subscription fraud can be particularly wide spread. While the Company believes it is taking reasonable steps to forestall fraud in its networks, there can be no assurance that fraud will not substantially effect the revenues or profits of one or more Operating Companies.

CONTROL OF THE COMPANY

     As of March 15, 1998, Vanguard beneficially owned approximately 24.2% of the Company's equity on a fully diluted basis. Vanguard has made available to the Company its expertise in the formation, development and operation of wireless communications businesses, including the identification and evaluation of wireless communications opportunities, the review of business and technical plans, the training of operating company personnel and the obtaining of project-level financing. Vanguard has the right to elect three of the ten members of the Company's Board of Directors and currently has two representatives on such Board, including Haynes G. Griffin, Chairman of the Board of Directors (but excluding Van E. Snowdon, who ceased serving as President of Vanguard Communications, Inc., a subsidiary of Vanguard, in connection with being elected President and Chief Executive Officer of the Company in March 1998). As a result, Vanguard may have the ability to control the Company effectively and to direct its business and affairs. See "--Conflicts of Interest," "Management--Arrangements Concerning Election of Directors" and "--Certain Relationships and Related Transactions--Transactions with Vanguard." In addition, such concentration of ownership may have the effect of delaying or preventing a change in control of the Company and could have an adverse effect on the market price of the Class A Common Stock.

CONFLICTS OF INTEREST

     Vanguard is not precluded from competing with the Company by itself or through affiliates by developing, owning and/or operating international wireless communications businesses, including businesses that use the same or similar technologies or provide the same services as do the Operating Companies. Further, Vanguard is not precluded from investing separately from the Company in its joint ventures. For example, in April 1997, Vanguard purchased a 7% equity interest in Star Digitel directly from the Company's local partner in Star Digitel, and, in August 1997, Vanguard invested with the Company in Mobilink and acquired a 6% indirect interest therein.
See "Business--Operating Companies--China-Great Wall Cellular" and "--Pakistan-Mobilink."

     Vanguard has from time to time engaged in transactions with the Company or its subsidiaries, including debt and equity financing with the Company and guarantees of debt financing at the Operating Company level. In addition, until his election as the Company's President and Chief Executive Officer in March 1998, Van E. Snowdon served as the President of Vanguard Communications, Inc., a subsidiary of Vanguard. See also "Management--Arrangements Concerning Elections of Directors" regarding Vanguards' right to elect three of the ten members of the Company's Board of Directors and "--Certain Relationships and Related Transactions" (including "--Transactions with Vanguard"). Although the directors designated by Vanguard may abstain from voting on matters in which the interests of the Company and Vanguard are in conflict, they are not obligated to do so, and the Company has not adopted any formal policies or procedures designed to prevent actual conflicts of interest from occurring. As a result, the presence of potential or actual conflicts could affect the process or outcome of deliberations of the Board of Directors. There can be no assurance that such conflicts of interest will not have a material adverse effect on the financial condition and results of operations of the Company.

     Other stockholders of the Company and their affiliates have engaged, or may engage, in transactions with the Company or its subsidiaries and participate in wireless communications businesses that are competitive with those of the Company. See "Certain Relationships and Related Transactions."

DEPENDENCE ON KEY PERSONNEL; RECENT MANAGEMENT CHANGES

     The success of the Company and its growth strategy depends in large part on the ability of the Company to attract and retain key management, marketing and operating personnel at the Company and the Operating Companies. Since December 31, 1997, the Company has undergone a series of personnel changes, including the departure from the Company of various former management personnel as a result of voluntary and involuntary terminations. The Company believes that these management changes will not have a material adverse effect on the Company, particularly in light of the recent hiring of Van E. Snowdon as President and Chief Executive Officer and Steven D. Overly as Senior Vice President and General Counsel of the Company and the continuing involvement of John D. Lockton in the operations of the Company in his capacity as Vice Chairman of the Board. See "Business--Recent Developments--Management Changes." The Company has also adopted an employee retention program to retain its key employees. However, there can be no assurance that such employee retention program will be successful or that the recent personnel changes will not have a material adverse effect on the Company.

RISKS INHERENT IN GROWTH STRATEGY

     The Company has grown rapidly since its inception and, as of December 31, 1997, had Operating Companies or other investments in 15 foreign countries. Subject to the availability of additional financing and other factors, the Company may make additional investments in wireless projects in other foreign countries. This strategy entails risks inherent in assessing the value, strengths and weaknesses of development opportunities, in evaluating the costs and uncertain returns of building and expanding the facilities for operating systems and in integrating and managing the operations of additional operating systems. The Company's growth strategy will place significant demands on the Company's operational, financial and marketing resources and on its management. Any failure to manage the Company effectively could have a material adverse effect on the Company.

FOREIGN CORRUPT PRACTICES ACT

     The Foreign Corrupt Practices Act ("FCPA") generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping businesses or licenses or otherwise obtaining favorable treatment. Although the Company has taken precautions to comply with the FCPA, there can be no assurance that such precautions will protect the Company against liability under the FCPA, particularly as a result of actions which may in the past have been taken or which may be taken in the future by agents and other intermediaries for whose actions the Company may be held liable under the FCPA. In particular, the Company may be held responsible for actions taken by its local partners even though such local partners are themselves typically foreign companies which are not subject to the FCPA and even through the Company has no ability to control such local partners. In addition, the Company may be held responsible for acts taken by employees of an Operating Company or a local partner, even though the Company does not control such Operating Company or local partner. Any determination that the Company has violated the FCPA could have a material adverse effect on the Company.

NO CASH DIVIDENDS ON COMMON STOCK

     The Company is prohibited under the terms of the Indenture from paying dividends or making other distributions with respect to the Company's capital stock, including the Common Stock, while the Unit Notes are outstanding. The Company anticipates that all earnings, if any, will be retained for the operation and expansion of the Company's business.

IMPORT DUTIES ON NETWORK EQUIPMENT AND HANDSETS

     The Operating Companies are highly dependent upon the successful and cost-efficient importation of infrastructure equipment and handsets from North America, Europe and Japan. In certain of the countries in which the Company operates, network equipment and handsets are subject to significant import duties and other taxes. There can be no assurance that these import duties will not increase significantly in the future, which could have a material adverse effect on the applicable Operating Company.

RADIO FREQUENCY EMISSION CONCERNS

     Certain consumers have alleged that serious health risks have resulted from the use of certain mobile communications devices. The actual or perceived health risks of mobile communications devices could adversely affect wireless service providers, including the Company, through, among other things, reduced subscriber growth, reduced network usage, the threat of product liability suits and limitations on financing.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies, including the billing systems used by the Operating Companies, may need to be upgraded to comply with such "Year 2000" requirements. The Operating Companies are in the process of evaluating and, in some cases, their potential Year 2000 problems. The Company does not believe that resolution of Year 2000 problems at Mobisel, Via 1 or RMD will require significant financial or personnel resources. However, the Company has not yet completed its review of potential Year 2000 problems at Star Digitel or Mobilink, and accordingly the amount of financial and personnel resources that will be required to address such problems remains uncertain.

TAX RISKS

     The Company's operating subsidiaries and affiliates (including the Operating Companies) will be subject to tax in the jurisdictions in which they operate. The complexity of the tax rules, the application of the rules to the

Company's business model and the sophistication of the administration of the tax rules varies across jurisdictions and could lead to differing effective tax rates in various jurisdictions.

     Distributions of earnings and other payments received by the Company from such operating subsidiaries and affiliates are likely to be subject to local jurisdiction withholding taxes. In addition, such distributions and payments will be subject to U.S. income taxes. In general a U.S. corporation may claim a foreign tax credit against its federal income tax expense for foreign withholding taxes and foreign taxes paid directly by corporate entities in which the Company owns 10% or more of the voting stock. The ability to claim foreign tax credits is subject to numerous limitations, and the Company may incur incremental U.S. tax costs as a result of these limitations.

     Some of the Company's foreign subsidiaries may be classified as controlled foreign corporations or foreign personal holding companies. In certain cases the Company may be required to include in its income for U.S. tax purposes a proportionate share of earnings of these subsidiaries prior to receiving distributions or payments from these subsidiaries.

     Some of the Company's foreign subsidiaries may be classified as passive foreign investment companies (PFICs). In such case, the effective U.S. tax rate, on earnings distributions received by the Company from a PFIC, could increase above the U.S. tax rate otherwise applicable. Similarly, the effective U.S. tax rate, on gains recognized from the disposal of shares in the PFIC, could increase above the U.S. tax rate otherwise applicable. Alternatively, the Company may elect to include in its income for U.S. tax purposes a proportionate share of earnings of these PFIC subsidiaries prior to receiving distributions or payments from these subsidiaries.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                                                                                                                          PAGE
                                                                                                                         --------
International Wireless Communications Holdings, Inc. and Subsidiary
  Independent Auditors' Reports...................................................................................         F-2
  Consolidated Balance Sheets as of December 31, 1996 and 1997....................................................         F-5
  Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997......................         F-6
  Consolidated Statements of Stockholders' Deficit for the years ended December 31, 1995, 1996 and 1997...........         F-7
  Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997......................         F-8
  Notes to Consolidated Financial Statements......................................................................        F-10

           International Wireless Communications Holdings, Inc. ("IWC Holdings") is a holding company which conducts all of its operations through its sole direct subsidiary, International Wireless Communications, Inc. and its subsidiaries ("IWC"). IWC Holdings had no assets, liabilities or operations other than its investment in IWC as of December 31, 1995. Separate consolidated financial statements of IWC would be identical to the consolidated financial statements of IWC Holdings as of December 31, 1995. As of December 31, 1996, the financial statements of IWC Holdings and IWC are identical except for the Debt Offering (as defined herein), related warrants and debt issuance costs (collectively the "1996 Adjustments") which are recorded at the IWC Holdings level. IWC has executed an intercompany note to IWC Holdings in a principal amount equal to the net proceeds of the Debt Offering. As of December 31, 1997, the financial statements of IWC Holdings and IWC are identical except for the 1996 Adjustments and the IWCH Pakistan Facility (as defined herein), which are recorded at the IWC Holdings level. IWC has executed an intercompany note to IWC Holdings in a principal amount equal to the net proceeds of the IWCH Pakistan facility and the value of the Common Stock issued in connection with the purchase of an equity interest in International Wireless Communications Pakistan Limited. Although separate financial statements of IWC are required by Regulation S-X, they are not included as management believes they would not be meaningful due to the separately identifiable differences described above.

                     INDEPENDENT AUDITORS' REPORT

The Board of Directors

International Wireless Communications Holdings, Inc.:

           We have audited the accompanying consolidated balance sheets of International Wireless Communications Holdings, Inc. and subsidiary ("IWC Holdings" or the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of IWC Holdings' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of PT Rajasa Hazanah Perkasa ("RHP"), an investment which is reflected in the accompanying consolidated financial statements using the equity method of accounting as of and for the year ended December 31, 1996 (see Note 5). The Company's investment in RHP as of December 31, 1996 was $28,030,000 and its equity in losses of RHP was $4,746,000 for the year ended December 31, 1996. In addition, we did not audit the financial statements of Star Digitel Limited ("Star Digitel"), an investment which is reflected in the accompanying consolidated financial statements using the equity method of accounting as of and for the year ended December 31, 1997 (See Note 5). The Company's investment in Star Digitel as of December 31, 1997 was $19,122,000 and its equity in losses of Star Digitel was $8,531,000 for the year ended December 31, 1997. These statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for RHP as of and for the year ended December 31, 1996 and Star Digitel as of and for the year ended December 31, 1997, is based on the reports of other auditors.

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

           In our opinion, based on our audit and the reports of other auditors for 1996 and 1997, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IWC Holdings as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

           The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             KPMG Peat Marwick LLP

Mountain View, California
April 10, 1998

                        INDEPENDENT AUDITORS' REPORT

REPORT NO. 27181S

The Board of Directors and Stockholders
PT RAJASA HAZANAH PERKASA AND SUBSIDIARY


           We have audited the consolidated balance sheets of PT Rajasa Hazanah Perkasa and Subsidiary as of December 31, 1996 and the related consolidated statements of income and deficit and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PT Rajasa Hazanah Perkasa and its subsidiary as of December 31, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the Republic of Indonesia.

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

PRASETIO, UTOMO & CO.


Drs M.P. Sibarani
License No. SI.570/MK.17/1993

March 24, 1997

                         INDEPENDENT AUDITORS' REPORT

To the shareholders of Star Digitel Limited

           We have audited the consolidated balance sheets of Star Digitel Limited and subsidiaries as of December 31, 1997, and the related consolidated profit and loss account and cash flow statement for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

           We conducted our audit in accordance with generally accepted auditing standards in Hong Kong, which are substantially similar to generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Digitel Limited and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in Hong Kong.

           Generally accepted accounting principles in Hong Kong vary in certain respects with those in the United States of America. A description of the significant differences between those two generally accepted accounting principles and the approximate effects of those differences on net loss and shareholders' deficit are set forth in Note 23 to the consolidated financial statements (not presented separately herein).




Hong Kong,                                   Arthur Andersen & Co.
April 13, 1998.

     INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1997
                      (In thousands, except share data)

                                         ASSETS                                                   1996                  1997
                                                                                              --------------        --------------
Current assets:
   Cash and cash equivalents (including restricted cash of $1,500 in 1997)...................   $  41,657                 4,410
   Investments in affiliates held for sale...................................................       2,062                 1,873
   Other current assets......................................................................      10,689                10,533
                                                                                              --------------        --------------
     Total current assets....................................................................      54,408                16,816
Property and equipment, net..................................................................      18,426                22,406
Notes receivable from affiliate..............................................................          --                 4,583
Investments in affiliates....................................................................      68,394                57,432
Telecommunication licenses and other intangibles, net........................................      18,484                12,521
Debt issuance costs, net.....................................................................       6,431                 7,961
License deposit and other assets ............................................................       3,215                 1,650
                                                                                              --------------        --------------
      Total assets..........................................................................    $ 169,358               123,369
                                                                                              --------------        --------------
                                                                                              --------------        --------------

                                       LIABILITIES, MINORITY INTERESTS, REDEEMABLE CONVERTIBLE
                                              PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses..................................................      $   7,313                11,012
   Bank liability..........................................................................            --                 5,000
                                                                                              --------------        --------------
      Total current liabilities............................................................         7,313                16,012
  Long-term debt, net......................................................................        75,466               123,072
                                                                                              --------------        --------------
      Total liabilities....................................................................        82,779               139,084
  Commitments and contingencies (Note 13)
  Minority interests in consolidated subsidiaries..........................................         5,685                 8,675
  Redeemable convertible preferred stock, $.01 par value per share;
      21,541,480 and 33,231,480 shares designated in 1996 and 1997, respectively; 15,973,200 and 15,981,876 shares issued and
      outstanding in 1996 and 1997, respectively; net of note receivable from stockholder of $26 in 1996 and 1997; liquidation and minimum
      redemption value of $107,459.........................................................       103,021               105,306
  Stockholders' deficit:
      Preferred stock, $.01 par value per share;
        6,768,520 shares designated; 933,200 shares issued and
        outstanding in 1996 and 1997; liquidation value of $793............................             9                     9
      Common stock, $.01 par value per share; 26,000,000 and 66,000,000 shares authorized in 1996 and 1997, respectively; 636,720 and 1,310,230
        shares issued and outstanding in 1996 and 1997, respectively.......................             6                    13
Additional paid-in capital.................................................................        31,060                52,937
Note receivable from stockholder...........................................................          (152)                 (152)
Deferred compensation......................................................................            --                (1,209)
Unrealized gain on investments.............................................................            68                    --
Cumulative translation adjustment..........................................................           271                (1,970)
Accumulated deficit........................................................................       (53,389)             (179,324)
                                                                                              --------------        --------------
      Total stockholders' deficit..........................................................       (22,127)             (129,696)
                                                                                              --------------        --------------
      Total liabilities, minority interests, redeemable
        convertible preferred stock and stockholders' deficit..............................     $ 169,358               123,369
                                                                                              --------------        --------------
                                                                                              --------------        --------------

                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                   (In thousands)

                                                                                      1995            1996            1997
                                                                                   ------------    ------------   -------------
Operating revenues.........................................................        $        --             869           3,275
Cost of revenues...........................................................                 --           1,948           3,471
                                                                                   ------------    ------------   -------------
                                                                                            --          (1,079)           (196)

Operating expenses:
   Selling, general and administrative expenses............................              6,365          17,333          31,174
   Equity in losses of affiliates..........................................              3,756          11,258          42,584
   Impairment in asset value...............................................                 --             525          24,000
   Minority interests in losses of consolidated subsidiaries...............                 --            (275)         (1,148)
                                                                                   ------------    ------------   -------------
     Loss from operations..................................................            (10,121)        (29,920)        (96,806)
Other income (expense):
   Interest income.........................................................                232           1,823           1,599
   Interest expense........................................................             (1,354)         (6,790)        (27,524)
   Other...................................................................                (28)         (1,021)           (919)
                                                                                   ------------    ------------   -------------

Net loss...................................................................        $   (11,271)        (35,908)       (123,650)
                                                                                   ------------    ------------   -------------
                                                                                   ------------    ------------   -------------

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

       INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                (In thousands)

                                         PREFERRED STOCK           COMMON STOCK          ADDITIONAL  NOTE RECEIVABLE
                                      ---------------------    ---------------------       PAID-IN        FROM
                                        SHARES       AMOUNT        SHARES      AMOUNT      CAPITAL    STOCKHOLDER
                                        ------       ------        ------      -------     -------   -------------
Balances as of December 31, 1994...   1,200,000      $   12         76,080      $   1          625            (152)
Issuance of common stock...........          --          --        251,920          2          124              --
Accretion of redeemable
  convertible preferred stock......          --          --             --         --           --              --
Foreign currency translation.......          --          --             --         --           --              --
Net loss...........................          --          --             --         --           --              --
                                      ---------     -------    -----------    -------   ----------   -------------

Balances as of December 31, 1995...   1,200,000          12        328,000          3          749            (152)
Conversion of Series A
  preferred stock to common stock..    (266,800)         (3)       266,800          3           --              --
Exercise of stock options..........          --          --         41,920         --           11              --
Issuance of common stock warrants..          --          --             --         --       30,300              --
Unrealized gain on investments.....          --          --             --         --           --              --
Foreign currency translation.......          --          --             --         --           --              --
Accretion of redeemable
  convertible preferred stock......          --          --             --         --           --              --
Net loss...........................          --          --             --         --           --              --
                                      ---------     -------    -----------    -------   ----------   -------------

Balances as of December 31, 1996...     933,200           9        636,720          6       31,060            (152)
Exercise of stock options..........          --          --        180,000          2           43              --

Issuance of common stock warrants..          --          --             --         --       11,701              --
Issuance of common stock...........          --          --        493,510          5        6,154              --
Value assigned to Debt
  Conversion Feature of IWCH
  Pakistan Facility................          --          --             --         --        3,979              --
Deferred compensation..............          --          --             --         --           --              --

Amortization of deferred
    compensation...................
Net warrant exercises of
    redeemable convertible                   --          --             --         --           --              --
    preferred stock................
Accretion of redeemable
    convertible preferred stock....          --          --             --         --           --              --
Unrealized loss on investments.....          --          --             --         --           --              --
Foreign currency translation.......          --          --             --         --           --              --
Net loss...........................          --          --             --         --           --              --
                                      ---------     -------    -----------    -------   ----------   -------------
Balances as of December 31, 1997...     933,200     $     9      1,310,230      $  13       52,937            (152)
                                      ---------     -------    -----------    -------   ----------   -------------
                                      ---------     -------    -----------    -------   ----------   -------------


                                                          UNREALIZED       CUMULATIVE                          TOTAL
                                          DEFERRED      GAIN (LOSS) ON    TRANSLATION       ACCUMULATED    STOCKHOLDERS'
                                        COMPENSATION      INVESTMENTS      ADJUSTMENT         DEFICIT         DEFICIT
                                       -------------    --------------    ------------      -----------    -------------
Balances as of December 31, 1994...               --               --              --          (3,640)          (3,154)
Issuance of common stock...........               --               --              --              --              126
Accretion of redeemable
  convertible preferred stock......               --               --              --            (459)            (459)
Foreign currency translation.......               --               --              (1)             --               (1)
Net loss...........................               --               --              --         (11,271)         (11,271)
                                       -------------    -------------   -------------    ------------   --------------

Balances as of December 31, 1995...               --               --              (1)        (15,370)         (14,759)
Conversion of Series A
  preferred stock to common stock..               --               --              --              --               --
Exercise of stock options..........               --               --              --              --               11
Issuance of common stock warrants..               --               --              --              --           30,300
Unrealized gain on investments.....               --               68              --              --               68
Foreign currency translation.......               --               --             272              --              272
Accretion of redeemable
  convertible preferred stock......               --               --              --          (2,111)          (2,111)
Net loss...........................               --               --              --         (35,908)         (35,908)
                                       -------------    -------------   -------------    ------------   --------------

Balances as of December 31, 1996...               --               68             271         (53,389)         (22,127)
Exercise of stock options..........               --               --              --              --               45

Issuance of common stock warrants..               --               --              --              --           11,701
Issuance of common stock...........               --               --              --              --            6,159
Value assigned to Debt
  Conversion Feature of IWCH
  Pakistan Facility................               --               --              --              --            3,979
Deferred compensation..............          (1,453)               --              --              --           (1,453)
Amortization of deferred
    compensation...................              244               --              --              --              244
Net warrant exercises of
    redeemable convertible                        --               --              --             (81)             (81)
    preferred stock................
Accretion of redeemable
    convertible preferred stock....               --               --              --          (2,204)          (2,204)
Unrealized loss on investments.....               --             (68)              --              --              (68)
Foreign currency translation.......               --               --          (2,241)             --           (2,241)
Net loss...........................               --               --              --        (123,650)        (123,650)
                                       -------------    -------------   -------------    ------------   --------------
Balances as of December 31, 1997...           (1,209)              --          (1,970)       (179,324)        (129,696)
                                       -------------    -------------   -------------    ------------   --------------
                                       -------------    -------------   -------------    ------------   --------------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (In thousands)

                                                                                            1995             1996         1997
                                                                                            ----             ----         ----
Cash flows from operating activities:
   Net loss.............................................................................. $(11,271)        (35,908)     (123,650)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation.....................................................................       37             732         1,885
        Amortization of telecommunication licenses and other intangibles.................      294           1,103         1,249
        Amortization of debt issuance costs..............................................       --             369         9,196
        Amortization of long-term debt discount..........................................       --           5,764        17,319
        Amortization of deferred compensation............................................       --              --           244
        Equity in losses of affiliates...................................................    3,756          11,258        42,584
        Gain on sale of affiliate........................................................       --              --       (1,156)
        Accrual of interest on long-term debt............................................       --              --         1,287
        Minority interests in losses of consolidated subsidiaries........................       --             275         1,148
        Issuance of common stock warrants................................................       --              --        10,248
        Impairment in asset value........................................................       --             525        24,000
        Unrealized gain (loss) on investments............................................       --              68          (68)
        Changes in operating assets and liabilities:
          Other current assets...........................................................     (350)         (2,480)       (6,377)
          Accounts payable and accrued expenses..........................................    5,557           1,246         3,699
            Net cash used in operating activities........................................   (1,977)        (17,048)      (18,392)

Cash flows from investing activities:
   Issuance of notes receivable from affiliates                                                 --          (1,058)       (4,873)
   Repayment of notes receivable from affiliates.........................................     (113)            583           635
   Issuance of notes receivable..........................................................       --          (3,231)         (563)
   Repayment of notes receivable.........................................................       --           1,800         1,496
   Advances to affiliate.................................................................     (728)         (1,921)           --
   Investments in affiliates held for sale...............................................       --              --          (211)
   Proceeds from sale of affiliate.......................................................       --              --         3,218
   Purchases of property and equipment...................................................   (4,218)         (8,657)       (5,865)
   Purchase of subsidiary................................................................       --          (3,198)           --
   Investments in affiliates.............................................................  (19,589)        (31,943)      (41,411)
   Minority interest in consolidated subsidiaries........................................       --           5,410         1,842
   Purchase of telecommunication licenses and other intangibles..........................  (12,153)         (5,772)           --
   License deposits and other assets.....................................................       70          (8,197)        6,820
            Net cash used in investing activities........................................  (36,731)        (56,184)      (38,912)

Cash flows from financing activities:
   Proceeds from issuance of notes payable...............................................   28,138              --            --
   Repayment of notes payable............................................................   (2,050)         (4,000)           --
   Proceeds from revolving credit facility...............................................       --           7,000            --
   Repayment of revolving credit facility................................................       --          (7,000)           --
   Net proceeds from issuance of stock and warrants......................................   27,720          30,300            --
   Exercise of stock options.............................................................       --              11            45
   Debt issuance costs...................................................................       --          (6,800)       (6,747)
   Proceeds from issuance of long-term debt..............................................       --          69,702        29,000
            Net cash provided by financing activities ...................................   53,808          89,213        22,298

Effect of foreign currency exchange rates on cash and cash equivalents...................       --             278        (2,241)

Net increase (decrease)  in cash and cash equivalents....................................   15,100          16,259       (37,247)
Cash and cash equivalents at beginning of year ..........................................   10,298          25,398        41,657
Cash and cash equivalents at end of year ................................................ $ 25,398          41,657         4,410
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------
Supplemental cash flow information
     Cash paid for interest ............................................................. $    949             662           --
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

                                             F-8

       INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                          (In thousands)





Noncash financing and investing activities:

   Conversion of loans to equity...................................................      $   24,307           2,052            --
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Conversion of note receivable to investment in affiliate........................      $    2,020              --            --
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Net warrant exercises of redeemable convertible preferred stock ................      $       --              --            81
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Issuance of common stock warrants in connection with Pakistan Bridge Facility,
   Mobilink Finder's Fee and Vanguard/Star Digitel Guarantee..........................   $      --               --         7,967
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Value assigned to Debt Conversion Feature of IWCH Pakistan Facility.............      $      --               --         3,979
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Exchange of redeemable convertible preferred stock for investments in
   affiliates and telecommunication licenses and other intangibles................       $   25,000              --            --
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Exchange of common stock for investment in subsidiary/affiliate.................      $      125              --         6,159
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Note payable assumed in connection with an affiliate............................      $    4,000              --            --
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Effect of net assets of subsidiary previously accounted for by the
   equity method...................................................................      $       --           4,395            --
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Accretion of redeemable convertible preferred stock.............................      $      459           2,111         2,204
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Vanguard Warrant/Option Exchange................................................      $       --              --         3,734
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Bank liability assumed in connection with an affiliate..........................      $       --              --         5,000
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

(1)  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     International Wireless Communications Holdings, Inc. ("IWC Holdings") was incorporated in Delaware in July 1996 as a holding company whose primary assets are all of the issued and outstanding capital stock of International Wireless Communications, Inc. ("IWC") and notes receivable from IWC (IWC Holdings and IWC are collectively referred to herein as the "Company"). IWC was incorporated in Delaware in January 1992 and develops, owns and operates wireless communications companies in major emerging markets in Asia and Latin America. The Company, together with its strategic partners, provides cellular services in China, Pakistan and Indonesia, and is developing a digital enhanced specialized mobile radio ("ESMR") network in Brazil.

     The Company has suffered significant recurring losses from operations and has a capital deficiency that raise substantial doubt about its ability to continue as a going concern. To date, the Company has invested principally in local wireless businesses ("LWBs") that are in their early stages of development, have a limited number of subscribers and are expected to incur losses for a substantial period of time. The Company's losses have been funded from cash previously raised through the sale of debt and equity securities. The losses of the LWBs in which the Company is a significant shareholder have been funded principally from equity infusions and advances from the Company or other shareholders of the LWB. Pursuant to their business strategies, all of the Company's subsidiaries and affiliates expect to continue making expenditures to build-out their telecommunications networks and fund operating losses which will require substantial amounts of cash. Each of the Company's LWBs intends to raise the required level of cash through combinations of capital infusions from existing or new shareholders, equipment financing from equipment vendors or lending banks and/or debt financing. The Company is committed to participate in such financings, when necessary, for its core investments in China, Pakistan, Indonesia and Brazil in order to maintain its current level of ownership, and in certain cases, to increase its level of ownership. In order to obtain the additional funds it needs to continue operating at planned levels, the Company will need substantial funds from additional debt and/or equity financings. The Company's plans with respect to obtaining additional capital include additional shareholder investment of which $10,000,000 was obtained in March 1998, (see Note 16) and sale of non-strategic wireless investments. In recent months, the Company and its LWBs have experienced significant difficulties in obtaining adequate financing to fund operations. As a result, the majority of the LWB's business plans have been delayed. Additional delays may negatively affect the ability of the Company to realize the full value of the Company's investments. The Company has further retained a financial advisor for the purpose of evaluating its strategic and financial alternatives. There can be no assurance that the Company or any of its interests in any of its LWBs can be sold or that the Company or its LWBs can obtain any additional debt or equity financing. If the Company cannot obtain additional financing, the Company will have to significantly curtail its operations including delaying, scaling back or eliminating one or more of its projects or merging, selling, liquidating or suffering dilution in one or more of its investments. The failure of the Company to participate in capital calls for Star Digitel Limited ("Star Digitel") and International Wireless Communications Pakistan Limited ("IWCPL") in particular will result in substantial dilution. The curtailment of operations could result in the loss or revocation of telecommunication licenses held by the LWBs.

     In connection with the Debt Offering (see Note 9), IWC Holdings and IWC completed a reorganization in which IWC became a wholly owned subsidiary of IWC Holdings through the conversion of each share of the then-outstanding capital stock of IWC into 40 shares of the corresponding class and series of stock of IWC Holdings (the "Stock Conversion"). All data related to shares and per share amounts for all periods presented have been adjusted to reflect the effect of the reorganization and the Stock Conversion.

     Consistent with industry practice, the Company considers itself to be operating in one business segment.

BASIS OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of IWC, its wholly owned subsidiary, Servicos de Radio Comunicacoes Ltda. ("SRC"), various offshore holding companies, and a majority owned subsidiary, PeruTel S.A. ("PeruTel"). The consolidated financial statements for the years ended December 31, 1996 and 1997 also include the accounts of TeamTalk Limited ("TeamTalk"), a wholly-owned subsidiary, since April 30, 1996, the effective date of the acquisition (see Note 5); Wireless Data Services, Ltd. ("WDS") since February 1996 (64% interest as of December 31, 1997); Star Telecom Overseas (Cayman Islands) Limited ("STOL") since August 1996 (56% interest as of December 31, 1997) and Uniworld S.A. (formerly Promociones Telefonicas S.A. ("Protelsa")) ("Uniworld") since December 1996 (66% interest as of December 31, 1997). All significant intercompany accounts and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

     The functional currency for the Company's foreign operating entities is the applicable local currency, except for those entities located in highly inflationary countries. Translation from the applicable foreign currencies to U.S. dollars is performed for monetary assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translation, if material, are included in stockholders' deficit. Gains or losses resulting from foreign currency transactions are included in other income. Foreign currency gains or losses associated with transactions of investments accounted for under the equity method of accounting are reflected as a component of equity in gains or losses from affiliates. For non-operating foreign investees and for the Company's investee in Brazil, a highly inflationary country, the functional currency is the U.S. dollar. Remeasurement adjustments for foreign entities, where the U.S. dollar is the functional currency, and exchange gains and losses arising from transactions denominated in a currency other than the functional currency, are included in other income and are not material in any of the years presented.

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

     The Company has classified its investments in certain debt and equity securities as "available for sale". Such investments are recorded at fair value, with unrealized gains and losses reported as a separate component of stockholders' deficit. The cost of securities sold is based upon the specific identification method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at original cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years for non-telecommunication equipment and ten years for telecommunication equipment.

INVESTMENTS IN AFFILIATED COMPANIES

     Investments in affiliated companies consist of interests in entities that have been awarded telecommunication licenses to provide various wireless telecommunication services.

     The cost method of accounting is used for the Company's investments in affiliated companies where the Company's voting interest is generally less than 20% and the Company does not exert significant influence. Under the cost method, the investment is recorded at cost, and income is recognized only to the extent distributed by the investee as dividends. No such dividends were declared or distributed for any of the years presented. Write-downs to the recorded historical cost are recognized when the Company believes that an other than temporary decline in value of the investment has occurred.

     Where the Company's voting interest is 20% to 50% and the Company does not exercise control, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the investee, limited, in the case of losses, to the extent of the Company's investment therein (except where the Company has extended guarantees of debt of the affiliate) and the amortization of telecommunication licenses and other intangibles, if any. Write-downs from the adjusted historical cost are made when the Company believes an impairment in value has occurred. The amount of the purchase price that exceeded the fair value of the Company's percentage ownership of the equity investee's tangible assets at the date of acquisition reflects the existence of intangible assets of the equity investee. The primary intangible asset of each equity investee consists of the equity investee's telecommunication licenses or rights to participate in such licenses. Amounts attributable to other intangibles, such as workforce, customer lists, and agreements with local companies for transmitter and antenna locations, are not material. Accordingly, the Company has accounted for the excess purchase price as attributable primarily to telecommunication licenses and participation rights and amortizes such intangibles generally over a period of up to 20 years commencing upon the date of completion of the acquisition or commencement of project operations in the case of Star Digitel. To the extent that goodwill exists, the Company believes that the difference in amortization lives between telecommunication licenses and goodwill would not have a material effect on the accompanying consolidated financial statements. In some cases, the terms of the licenses held by the equity investees are less than twenty years. However, the Company believes that it will be able to renew the licenses indefinitely if it builds out the infrastructure and establishes commercial service. The costs of license renewal are expected to be nominal.

     The Company consolidates entities it controls, generally through greater than 50% ownership interest.

TELECOMMUNICATION LICENSES AND OTHER INTANGIBLES

     The Company has acquired majority ownership interest in various LWBs. These acquisitions have been accounted for under the purchase method and are included in the accompanying consolidated financial statements. The amount of the purchase price that exceeded the underlying fair value of the Company's pro rata ownership in the LWB's net tangible assets at the date of acquisition represents the level of intangible assets of the LWB. The primary intangible asset of each LWB consists of the LWB's telecommunication licenses or rights to participate in such licenses. Given the early stage nature of the acquired entities, amounts attributable to other intangibles, such as workforce, customer lists, and agreements with local companies for transmitter and antenna locations, are not material. Accordingly, the Company has accounted for the excess purchase price as attributable primarily to telecommunication licenses and participation rights. To the extent that goodwill exists, the Company believes that the difference in amortization lives between licenses and goodwill would not have a material effect on the accompanying consolidated financial statements. Licenses are amortized generally over a period of 20 years, commencing upon the date of completion of the acquisition. In some cases, the terms of the licenses held by the LWB's are less than twenty years. However, the Company believes that it will be able to renew the licenses indefinitely if it builds out the infrastructure and establishes commercial service. The costs of license renewal are expected to be nominal. Amortization expense was approximately $294,000, $1,103,000, and $1,249,000 for the years ended December 31, 1995,
1996 and 1997, respectively.

STOCK-BASED COMPENSATION

     The Company uses the intrinsic value-based method of Accounting Principles Board ("APB") Opinion No. 25 to account for its employee stock-based compensation plans.

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

BUSINESS AND CREDIT CONCENTRATIONS AND RISK FACTORS

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company's cash equivalents are comprised of investment grade short-term debt instruments. Management believes that the financial risks associated with such deposits are minimal.

     Included in the Company's consolidated balance sheet as of December 31, 1996 and 1997, are long-term investments in various LWBs in such developing countries as Brazil, China, India, Indonesia, Malaysia, Pakistan, New Zealand and Peru.

     Each IWC subsidiary and affiliate has a unique and distinct market, operating and regulatory environment, and local economy with different subscription rates and costs to build and operate the systems. Achieving each operating plan is dependent upon successfully contending not only with normal risks associated with constructing and operating wireless properties, but also risks unique to operating in foreign emerging countries, such as regulatory compliance, contractual restrictions, labor laws, expropriation, nationalization, political, economic or social instability, and confiscatory taxation.

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

     The U.S. dollar-denominated value of the Company's investment in its operating companies and other wireless projects is partially a function of the currency exchange rate between the U.S. dollar and the applicable local currency. In addition, such operating companies and other wireless projects will report their results of operations in the local currency and, accordingly, the Company's results of operations may be adversely affected by changes in currency exchange rate risks. As a result, the Company may experience economic loss with respect to its investments and fluctuations in its results of operations solely as a result of currency exchange rate fluctuations. During the latter half of 1997, the Company experienced significant equity losses relating to its investments in Asia, particularly in PT Rajasa Hazanah Perkasa ("RHP"), the Company's cellular affiliate in Indonesia, due in large part to the significant devaluation of the Indonesian rupiah and the related remeasurement of its U.S. dollar-denominated credit facility. The Company expects to experience continued foreign currency translation losses in Asia, particularly where U.S. dollar-denominated debt exists. This may also impact the Company's ability to raise debt at the operating company level in Asia in the foreseeable future. The company does not carry currency convertibility risk insurance or engage in foreign currency hedge transactions.

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

     The recoverability of property and equipment, investments in equity and cost investee companies, and the value attributed to telecommunications licenses, is dependent upon the successful build-out of system infrastructure, obtaining additional licenses by investee companies, and successful development of systems in each of the respective markets in which the Company's investees operate or through the sale of such assets. In 1996, the Company wrote off its investments in HFCL Mobile Radio, Ltd. ("HFCL") and PT Binamolti Visvalindo ("PTBV") of $320,000 and $205,000, respectively, based on management's decision to no longer pursue such projects. In 1997, the Company wrote off its investments in M/S Mobilcom (Pte) Ltd. ("Mobilcom Pakistan") and PT Mobilkom Telekomindo ("Mobilkom") of $4,714,000 and $1,500,000, respectively, and wrote down its investment in Prismanet (M) Sdn. Bhd. (formerly STW) ("Prismanet") by $11,683,000 ($7,683,000 as an equity investment and $4,000,000 as a cost investment) and RHP by $1,103,000 based on management's decision to no longer pursue the Mobilcom Pakistan project and significant other than temporary impairments in the Company's estimate of the net realizable value in both Mobilkom, Prismanet and RHP (see Notes 4 and 5). In addition, the Company recorded its pro rata share of reserves associated with the Prismanet "keep well" of $5,000,000 (see Note 13). All such impairment write-offs and write-downs are classified as impairment in asset value on the accompanying consolidated statements of operations for the years ended December 31, 1996 and 1997.

RECLASSIFICATIONS

     Certain amounts in the accompanying 1995 and 1996 consolidated financial statements have been reclassified to conform with the 1997 consolidated financial statement presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company will adopt SFAS No. 130 in fiscal 1998.

     The Financial Accounting Standards Board recently issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. The Company will adopt SFAS No. 131 in fiscal 1998. The Company has determined that it does not have any separately reportable business segments.

(2)  CASH AND CASH EQUIVALENTS

     The Company has invested in a variety of short-term, highly liquid investments all with original maturities of 90 days or less. As of December 31, 1996, the Company had cash of $11,811,000, and cash equivalents consisting of money market mutual funds and U.S. government and agency obligations totaling $3,009,000 and

$26,837,000, respectively. Unrealized gains on U.S. government and agency obligations of $68,000 is included as a component of stockholders' deficit on the accompanying consolidated balance sheet as of December 31, 1996. As of December 31, 1997, the Company had cash of $669,000 and cash equivalents consisting of money market mutual funds and seven day fixed term deposits totaling $2,141,000 and $1,600,000, respectively.

(3)  BALANCE SHEET COMPONENTS

     Balance sheet components as of December 31 are as follows (in thousands):

                                                                                                 1996               1997
                                                                                             --------------    ---------------
Other current assets
  Employee receivables...............................................................        $         179                272
  Taxes receivables..................................................................                  820                805
  Accounts receivable................................................................                  348              1,797
  Other receivables..................................................................                1,373              5,487
  License deposit....................................................................                5,255                 --
  Notes receivable...................................................................                1,431                776
  Notes receivable from affiliates...................................................                  813                290
  Prepaid expenses and other.........................................................                  470              1,106
                                                                                             --------------    ---------------
                                                                                             $      10,689             10,533
                                                                                             --------------    ---------------
                                                                                             --------------    ---------------

Property and equipment
  Furniture and fixtures.............................................................        $         320                296
  Computer and office equipment......................................................                  935              1,412
  Automobiles........................................................................                  197                248
  Leasehold improvements.............................................................                  276                545
  Telecommunication equipment........................................................                9,930             17,854
  Construction in process............................................................                7,620              4,788
                                                                                             --------------    ---------------
                                                                                                    19,278             25,143
Less accumulated depreciation........................................................                  852              2,737
                                                                                             --------------    ---------------
     Property and equipment, net.....................................................        $      18,426             22,406
                                                                                             --------------    ---------------
                                                                                             --------------    ---------------

Telecommunication licenses and other intangibles
  SRC/Via 1 project..................................................................        $       6,680              6,680
  Mobilcom Pakistan..................................................................                5,439                725
  TeamTalk...........................................................................                1,760              1,760
  STOL...............................................................................                3,965              3,965
  Protelsa...........................................................................                1,557              1,557
  WDS................................................................................                  221                221
  Other..............................................................................                  200                200
                                                                                             --------------    ---------------
                                                                                                    19,822             15,108
  Less accumulated amortization......................................................                1,338              2,587
                                                                                             --------------    ---------------
         Telecommunication licenses and other intangibles, net.......................        $      18,484             12,521
                                                                                             --------------    ---------------
                                                                                             --------------    ---------------

Accounts payable and accrued expenses
  Accounts payable..................................................................         $       5,163              4,187
  Professional services.............................................................                   718              1,237
  Employee compensation and benefits................................................                   619                886
  Equipment purchases...............................................................                    27              3,393
  Interest..........................................................................                    --                525
  Other.............................................................................                   786                784
                                                                                             --------------    ---------------
                                                                                             $       7,313             11,012
                                                                                             --------------    ---------------
                                                                                             --------------    ---------------

(4)  INVESTMENTS IN AFFILIATES HELD FOR SALE

     In June 1997, the Company sold its 1.56% equity interest in Corporation Mobilcom S.A. de C.V. ("Mobilcom Mexico") for $3,218,000 to a third party affiliated with an existing shareholder in Mobilcom Mexico. The Company carried this investment in Mobilcom Mexico at its historical cost basis of $2,062,000. As a result, the Company reported a gain of $1,156,000 in other income as of December 31, 1997. In compliance with the Indenture (see Note
9), proceeds from the disposition of the Company's interest in Mobilcom Mexico were used for Permitted Investments (as defined) within 270 days after the date of disposition.

     In June 1997, the Company initiated the disposition of three additional enhanced capacity trunked radio ("ECTR") investments as the Company re-aligns its investment strategy and re-distributes its resources to its larger cellular and ESMR investments. The investments held for sale include TeamTalk, the Company's wholly owned New Zealand subsidiary; Universal Telecommunications Service, Inc. ("UTS") in the Philippines and Mobilkom in Indonesia. In December 1997, the Company wrote off its investment in Mobilkom of $1,500,000 (see Note 1) as it does not expect to receive any proceeds from a sale of this interest as a result of Mobilkom's delay in the execution of its business plan and the effects of the Asian economic crisis on this investment. The Company expects that the sale of Team Talk and UTS may occur in 1998. The Company anticipates that the proceeds from disposition of Team Talk and UTS will not materially differ from the Company's historical cost basis.

     Investments in affiliates held for sale as of December 31 are as follows (in thousands):

                                                              1996                  1997
                                                        -----------------     ------------------
Mobilcom Mexico.....................................    $           2,062                    --
UTS.................................................                   --                  1,873
                                                        -----------------     ------------------
                                                        $           2,062                  1,873
                                                        -----------------     ------------------
                                                        -----------------     ------------------

    In July 1997, the Company changed its method of accounting for its investment in UTS from the equity method to the cost method since its ownership interest was reduced from 19.04% to 15.41% as the Company elected not to participate in a recent capital call. The Company has not changed the basis of accounting for the remaining investments held for sale. The Company continues to consolidate TeamTalk and has not reclassified this investment as an asset held for sale. The Company's investment in, and advances to, TeamTalk amounted to $17,979,000 as of December 31, 1997. Selected audited financial information for TeamTalk is as follows as of and for the year ended December 31, 1997 (in thousands):

Current assets....................................................................    $     803
Noncurrent assets.................................................................       12,913
Current liabilities...............................................................        3,889
Noncurrent liabilities ...........................................................        9,427
Net revenues......................................................................        1,811
Net loss..........................................................................       (3,235)

(5)  INVESTMENTS IN AFFILIATES

     Investments in affiliates represent interests in various LWBs in several developing countries. These investments are accounted for under the equity or cost methods of accounting.

EQUITY INVESTMENTS

     For investments in companies in LWBs in which the Company's voting interest is 20% to 50%, or for investments in companies in which the Company exerts significant influence through board representation and management authority even if its ownership is less than 20%, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of gains or losses of affiliates, limited to the extent of the Company's investment in and advances to affiliates, including any debt guarantees or other contractual funding commitments. All affiliated companies have fiscal years ended December 31. Investments in affiliated companies are as follows (dollars in thousands):

                                                                              AS OF AND FOR THE YEAR ENDED
                                                                                    DECEMBER 31, 1995
                                                         --------------------------------------------------------------------------
                                                          MALAYSIA    INDONESIA   NEW ZEALAND    INDIA     INDONESIA
                                                         ---------    ----------  ----------     ------    ---------
                                                         PRISMANET       RHP        TEAMTALK      HFCL        PTBV         TOTALS
                                                         ---------    ---------   -----------    ------    ---------    ----------
Percentage of ownership...............................          30%(1)      25%         50%        49%        49%
Investments in affiliated companies as of
    December 31, 1994.................................   $   1,400          --         284         --         --           1,684
Additional investment.................................      20,770      25,530       2,569        243        206          49,318
Amortization..........................................        (638)       (319)         (7)        (1)        (1)           (966)
Losses................................................      (1,291)       (991)       (508)        --         --          (2,790)
                                                         ---------    --------    --------     ------      -----        --------
Equity in losses of affiliates........................      (1,929)     (1,310)       (515)        (1)        (1)         (3,756)
                                                         ---------    --------    --------     ------      -----        --------
Investments in affiliated companies as of
    December 31, 1995.................................   $  20,241      24,220       2,338        242        205          47,246
                                                         ---------    --------    --------     ------      -----        --------
                                                         ---------    --------    --------     ------      -----        --------
Portion of investment exceeding the Company's share
    of the underlying historical net assets as of
    December 31, 1995.................................   $  16,821      23,361       1,526        242        205          42,155
                                                         ---------    --------    --------     ------      -----        --------
                                                         ---------    --------    --------     ------      -----        --------

(1) The Company, along with the other Prismanet shareholders, agreed to provide certain support in connection with a Malaysian Ringgit 91,000,000 (approximately $23,400,000 as of December 31, 1997) senior credit facility obtained by Prismanet with a Malaysian bank syndicate (see Note 13).

                                                           AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                        -------------------------------------------------------------------------------------------
                                        MALAYSIA    INDONESIA     CHINA       PHILIPPINES  NEW ZEALAND   INDIA  INDONESIA
                                        ---------   ----------  ------------  -----------  -----------  ------  ---------
                                        PRISMANET       RHP     STAR DIGITEL      UTS        TEAMTALK    HFCL     PTBV       TOTALS
                                        ---------   ----------  ------------  -----------  -----------  ------  ----------  -------
Percentage of ownership.................       30%(1)     28%        40%           19%(2)       100%(3)     49%(4)   49%(4)

Investments in affiliated companies as
of December 31, 1995.................... $ 20,241     24,220         --            --         2,338        242      205     47,246


Additional investment (reclassification)    1,201      8,556     20,000         1,906        (1,736)        78       --     30,005

Impairment in asset value...............       --         --         --            --            --       (320)    (205)      (525)

Amortization............................     (969)    (1,278)      (347)          (51)           --         --       --     (2,645)
(Losses) gains..........................   (3,563)    (3,468)    (1,000)           20          (602)        --       --     (8,613)
                                        ---------  ---------   --------       -------       -------     ------  -------    -------
Equity in losses of affiliates..........   (4,532)    (4,746)    (1,347)          (31)         (602)        --       --    (11,258)
                                        ---------  ---------   --------       -------       -------     ------  -------    -------

Investments in affiliated companies as
of December 31, 1996....................$  16,910     28,030     18,653         1,875            --         --       --     65,468

Portion of investment exceeding the
Company's share of the underlying
historical net assets as of
December 31, 1996.......................$  15,852     28,030     10,653           882            --         --       --     55,417

(1) The Company, along with the other Prismanet shareholders, agreed to provide certain support in connection with a Malaysian Ringgit 91,000,000 (approximately $23,400,000 as of December 31, 1997) senior credit facility obtained by Prismanet with a Malaysian bank syndicate (see Note 13).

(2) Reflects an additional investment of $532,000, of which $354,000 was paid in 1996 and the remainder was paid in January 1997, pursuant to an agreement dated September 25, 1996. This investment was previously accounted for as a cost investment.

(3) Reflects acquisition of the remaining 50% of TeamTalk, effective April 30, 1996, pursuant to an agreement dated June 24, 1996.

(4) HFCL and PTBV were fully written off during 1996 based on management's decision to no longer pursue these projects.

                                                                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1997
                                            --------------------------------------------------------------------------------------
                                            MALAYSIA    INDONESIA    CHINA  PHILIPPINES    PAKISTAN      THAILAND
                                            ---------   ---------  -------- -----------   -----------  -------------
                                                                                                         WORLDPAGE
                                                                     STAR                             COMPANY LIMITED
                                            PRISMANET       RHP     DIGITEL     UTS          IWCPL    ("WORLDPAGE")        TOTALS
                                            ---------   ---------  -------- -----------   ----------- ---------------      ------
Percentage of ownership.....................    22.5%(1)     28%       40%          15%(2)        34%          11%

Investments in affiliated companies as of
December 31, 1996...........................$ 16,910     28,030    18,653        1,875            --           --          65,468

Additional investment (reclassification)....  (4,000)        --     9,000       (1,662)       26,127        4,500          33,965

Impairment in asset value...................  (7,683)    (1,103)       --           --            --           --          (8,786)

Amortization................................    (885)    (1,676)     (731)         (23)           --          (37)         (3,352)
Losses .....................................  (4,342)   (25,251)   (7,800)        (190)       (1,518)        (131)        (39,232)
                                            --------   --------   --------     -------      --------      -------        --------
Equity in losses of affiliates..............  (5,227)   (26,927)   (8,531)        (213)       (1,518)        (168)        (42,584)
                                            --------   --------   --------     -------      --------      -------        --------

Investments in affiliated companies as of
December 31, 1997...........................$     --         --     19,122          --        24,609        4,332          48,063
                                            --------   --------   --------     -------      --------      -------        --------
                                            --------   --------   --------     -------      --------      -------        --------

Portion of investment exceeding the
Company's share of the underlying
historical net assets as of
December 31, 1997...........................$     --         --     18,922          --            --        2,764          21,197
                                            --------   --------   --------     -------      --------      -------        --------
                                            --------   --------   --------     -------      --------      -------        --------

(1) The Company, along with the other Prismanet shareholders, agreed to provide certain support in connection with a Malaysian Ringgit
     91,000,000 (approximately $23,400,000 as of December 31, 1997) senior credit facility obtained by Prismanet with a Malaysian bank syndicate
     (see Note 13). The Company's ownership interest in Prismanet was reduced from 30% to 22.5% during 1997 as the Company elected not to participate in a recent capital call. Additionally, during 1997 the Company changed its method of accounting for its investment in Prismanet from the equity method to the cost method as the company believes it no longer exerts significant influence.

(2) During 1997, the Company decided to offer UTS for sale and has reclassified this investment to investments in affiliates held for sale (see Note 4).

     In June 1996, the Company entered into an agreement with the other 50% owner of TeamTalk to acquire their 1,700,000 shares of TeamTalk's common stock, as well as to assume TeamTalk's indebtedness to the shareholder totaling $3,022,000, for a total purchase price of approximately $3,198,000. The transaction was accounted for by the purchase method effective April 30, 1996, with the majority of the purchase price paid in July 1996. As of December 31, 1996, TeamTalk was consolidated into the financial statements of the Company as a wholly owned subsidiary. In connection with the incremental investment, the Company reclassified the associated unamortized portion of investment exceeding the Company's share of underlying historical net assets to telecommunication licenses and other intangibles. The fair value of the assets acquired and the liabilities assumed in connection with the acquisition were $8,327,000 and $3,584,000, respectively.

     In September 1996, IWC entered into a subscription agreement (the "Star Digitel Subscription Agreement") with Star Telecom Holding Limited ("STHL"), the Company's partner in STOL, to purchase a 40% equity interest in Star Digitel for an aggregate purchase price of $20,000,000 and accounted for by the purchase method. Pursuant to the Subscription Agreement, in September 1996, IWC also entered into an escrow agreement (the "Star Digitel Escrow Agreement") and deposited, in escrow, $9,000,000 of the $20,000,000 purchase price. In November 1996, in connection with the closing of the Company's acquisition of an equity interest in Star Digitel, the $9,000,000 held in escrow was released to STHL, and the Company funded an additional $11,000,000 to acquire its 40% interest in Star Digitel for an aggregate purchase price of $20,000,000 and assigned $11,000,000 to participation rights in Star Digitel's underlying projects, representing the amount of the purchase price that exceeded the fair value of the Company's percentage ownership of Star Digitel's tangible net assets.

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

     In October 1996, the Company paid $1,000,000 for an option to purchase 50% of Laranda Sdn. Bhd., a 10% shareholder of Prismanet, for an exercise price of $7,200,000 and certain other contractual rights. The Company, at its discretion, allowed the option to lapse on November 6, 1996 and subsequently expensed the entire $1,000,000, which is classified as other expense in the accompanying consolidated statement of operations.

     In June 1997, the Company, including the designated assignee of IWC, IWC China Limited ("IWC China"), amended the Star Digitel Subscription Agreement. The Amendment to Subscription Agreement and Waiver ("Amendment and Waiver") modified certain provisions in the Star Digitel Subscription Agreement, including waiving the fulfillment of the conditions precedent to its obligations to enter into and complete a second subscription of Star Digitel shares for an aggregate subscription price of $19,000,000 and pay and deliver to STHL the second $9,000,000 premium in June 1997. The Company funded the $9,000,000 premium in June 1997. The Company assigned the entire amount of the premium to the participation rights in Star Digitel's underlying projects.

     In August 1997, the Company through its wholly owned subsidiary, Pakistan Wireless Holdings Limited ("PWH"), acquired a 43.48% indirect equity interest in IWCPL for an aggregate purchase price of $22,000,000 (see note
9), of which $15,841,000 was paid in cash and $6,159,000 of which was paid with 493,510 shares of IWCH's common stock. IWCPL used these funds and the proceeds from the sale of the remaining equity of IWCPL to an unrelated party and to Vanguard Pakistan, Inc., a wholly owned indirect subsidiary of Vanguard Cellular Systems, Inc., a significant stockholder of the Company ("Vanguard"), to acquire a 46% equity interest in Pakistan Mobile Communications (Pvt) Limited ("Mobilink"), a cellular telephone service provider in Pakistan, for an aggregate purchase price of $50,600,000. In September 1997, IWCPL consummated the sale of newly issued shares in IWCPL to an unrelated third party for $13,959,000 and used the proceeds to purchase an additional 12.69% equity interest in Mobilink, thereby increasing its equity interest in Mobilink to 58.69%. The Company's indirect equity interest in Mobilink and IWCPL was 20% and 34.08%, respectively, after the consummation of the foregoing transactions. During 1997, the Company also funded an aggregate of $4,127,000 to IWCPL, which amount represents the Company's pro rata share of various capital calls declared by IWCPL. This additional funding brought the Company's investment in IWCPL to $26,127,000, as of December 31, 1997. The Company accounted for its investment in IWCPL using the purchase method of accounting and subsequently has reported this investment under the equity method of accounting.

     In September 1997, the Company paid its pro rata share of a finder's fee to an unrelated third party in connection with its indirect investment in Mobilink primarily through the issuance of a warrant to purchase 81,982 shares of the Company's common stock at an exercise price of $0.01 per share (the "Mobilink Finder's Fee"). The Company recognized a total fee of $1,022,000 million related to the Mobilink Finder's Fee which is included as a component of the cost basis of IWCPL's investment in Mobilink.

     In September 1997, STOL, a company that holds interests in various paging projects in Asia and in which the Company holds a 56% indirect equity interest, invested $4,500,000 for a 20% equity interest in WorldPage, a Thai paging operator. The Company's corresponding indirect equity interest in WorldPage is 11.2%. STOL recorded its investment in WorldPage using the purchase method of accounting and assigned $2,801,000 of its investment to telecommunication licenses and other intangibles, representing the amount of the purchase price that exceeded the fair value of STOL's percentage ownership of WorldPage's tangible net assets.

     In September 1997, the Company recorded a write-down of $7,683,000 in the Company's equity investment in Prismanet based on the Company's estimate of the net realizable value of this investment using a discounted cash flow analysis of Prismanet's revised business plan. The Company believes that a significant other than temporary impairment in the value had occurred due to then recently diminished prospects for the allocation of additional spectrum at a different frequency band to Prismanet by the government of Malaysia in the then foreseeable future. This allocation of additional spectrum is believed by the Company to be critical to support the value of Prismanet's business as proposed to be conducted. In December 1997, the Company changed its method of accounting for its investment in Prismanet from the equity method to the cost method since its ownership interest was reduced from 30% to 24% as the Company elected not to participate in a recent capital call and the Company is no longer able to exercise significant influence over this investment. In December 1997, the Company further wrote down the investment by $4,000,000 and recorded a $5,000,000 reserve associated with the Prismanet "keep well" (see Note13). The remaining investment in Prismanet is zero as of December 31, 1997.

     In December 1997, the Company wrote off its remaining investment in RHP of $1,103,000. As a result of the economic crisis in Asia, the inability of PT Mobile Selular Indonesia ("Mobisel") (the operating company and subsidiary of RHP) to extend bank financing with Nissho Iwai International (Singapore) Pte. Ltd. ("Nissho Iwai"), the negative net equity of RHP and the postponement in the execution of Mobisels' business plan, the Company believes the impairment in the RHP investment is other than temporary. As a result the Company wrote off the remaining equity investment balance. The Company has no further obligations with respect to guarantees or commitments pertaining to RHP or Mobisel.

     Condensed financial statement data, presented in accordance with U.S. generally accepted accounting principles and stated in U.S. dollars for significant affiliated companies accounted for by the equity method follows (in thousands):

                                                                          AS OF AND FOR THE YEAR ENDED
                                                                                 DECEMBER 31, 1995
                                                               ------------------------------------------------------
                                                                 PRISMANET         RHP (A)            TEAM TALK
                                                               --------------   --------------    -------------------
Current assets............................................     $       2,611            5,316                    213
Noncurrent assets.........................................            33,299           21,336                  6,307
Current liabilities.......................................             2,988           17,496                  3,933
Noncurrent liabilities....................................            21,925            6,257                  1,492
Net revenues..............................................               749            5,463                    348
Net loss..................................................            (5,898)          (3,186)                (1,490)


                                                                           AS OF AND FOR THE YEAR ENDED
                                                                               DECEMBER 31, 1996 (B)
                                                               ------------------------------------------------------
                                                                 PRISMANET           RHP             STAR DIGITEL
                                                               --------------   --------------    -------------------
Current assets............................................     $         820           13,354                 11,215
Noncurrent assets.........................................            41,686           64,556                 55,617
Current liabilities.......................................             6,909           23,341                 12,460
Noncurrent liabilities....................................            33,526           63,834                 47,817
Net revenues..............................................             1,858           10,268                    436
Net loss..................................................          (11,873)         (12,072)                (2,618)



                                                           AS OF AND FOR THE YEAR ENDED
                                                                 DECEMBER 31, 1997
                           ----------------------------------------------------------------------------------------
                                 RHP               STAR DIGITEL              IWCPL (C)             WORLDPAGE (D)
                           -----------------   ---------------------    ---------------------   --------------------
                                                                                                    (unaudited)
Current assets.........    $          5,176               12,543                      15,710                 1,865
Noncurrent assets......              56,105              114,748                     118,071                 7,651
Current liabilities....             118,475               77,520                      45,794                 3,324
Noncurrent liabilities.               1,126               49,727                      17,981                   298
Net revenues...........               8,300                5,372                       8,580                 1,016
Net loss...............             (89,151)             (17,149)                     (4,453)                 (504)

------------
(A) For the period March 28, 1995 through December 31, 1995. Net revenues and net loss for the period from January 1, 1995 through March 27, 1995 were $1,821,000 and $387,000, respectively.

(B) Effective April 30, 1996, TeamTalk became a wholly owned subsidiary of the Company. Net revenues and net loss for the period from January 1, 1996 through April 30, 1996 were $282,000 and $645,000, respectively.

(C) Net revenues and net loss are from August 18, 1997, the date of the acquisition. IWCPL had no revenues and net loss prior to this date.

(D) Net revenues and net loss are from September 25, 1997, the date of acquisition. WorldPage had net revenues and net loss (unaudited) of $3,263,000 and $3,383,000 respectively, for the year ended December 31, 1997.

COST INVESTMENTS

     The Company uses the cost method of accounting for four other long-term investments as of December 31, 1997. These are Prismanet, RPG Paging Services Limited ("RPSL"), First International Telecommunication Company, Limited ("FIT") and Telecomunicaciones Globales, S.A. de C.V. ("Global Telecom"). In December 1997, the Company began to account for its investment in Prismanet as a cost investment (see above). As of December 31, 1997, the Company's equity interest in Prismanet was 22.5% and the Company's investment in Prismanet has been reduced to zero. The Company holds its interest in RPSL and FIT indirectly through STOL. In January 1997, STOL purchased an additional 9% of RSPL for $2,100,000, thereby increasing its equity interest in RPSL from 10% to 19%, and correspondingly increasing the Company's indirect interest in RPSL to 10.64% as of December 31, 1997. In September 1997, STOL invested $5,781,000 for a 12% equity interest in FIT, a Taiwanese paging operator, which corresponds to a 6.72% indirect equity interest in FIT held by the Company as of December 31, 1997. In January 1997, the Company acquired a 1.56% equity interest in Global Telecom, a Mexican long distance company, for $62,000.

     The Company's carrying value of these investments as of December 31 are as follows (in thousands):

                                                            1996                 1997
                                                      -----------------     ---------------
Mobilkom........................................      $          1,500                  --
RPSL............................................                 1,426               3,526
FIT.............................................                    --               5,781
Global Telecom..................................                    --                  62
                                                      -----------------     ---------------
                                                      $          2,926               9,369
                                                      -----------------     ---------------
                                                      -----------------     ---------------

     During 1997, the Company reclassified Mobilkom to investments in affiliates held for sale (see Note 4). The investment was subsequently written off.

PRO FORMA SUMMARY

     The following unaudited pro forma summary combines the consolidated results of operations of the Company as if (i) TeamTalk had been a wholly owned consolidated subsidiary as of January 1, 1996, (ii) ownership in RHP had been 28.3% as of January 1, 1996 and (iii) the acquisitions of STOL, Star Digitel, Uniworld and IWCPL had occurred as of January 1, 1996.

     This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company had acquired the entities as of January 1, 1996.

      Unaudited pro forma consolidated results of operations for the various acquisitions and mergers as described above are as follows (in thousands):

                                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                                    -----------------------------------
                                                                                         1996                1997
                                                                                    ----------------     --------------
Revenues.........................................................................    $          1,161              3,275
Net loss.........................................................................            (46,408)          (127,063)

(6)  RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE FROM AFFILIATES

     Notes receivable from affiliates as of December 31, 1996, consisted primarily of the note due from Mobilcom Mexico for $158,000, plus cumulative accrued interest of $20,000; and a series of interest-free promissory notes loaned to Mobisel, an entity which the Company indirectly owns 19.8% through its investment in RHP, totaling $635,000. In April 1997, the Company collected the $635,000 note receivable from Mobisel. Concurrent with the sale of Mobilcom Mexico in June 1997, the Company reclassified the Mobilcom Mexico note from notes receivable from affiliates to notes receivable (see Note 7).

     In March 1997, the Company loaned $3,500,000 to Star Digitel. This loan, which is evidenced by a promissory note, accrues interest at 9% per annum and is due upon written demand by the Company. In September 1997, the Company, through its wholly owned subsidiary, IWC China, loaned $800,000 to Star Digitel. This loan accrues interest at 9% per annum and is due upon written demand by the Company. These loans have been classified as non-current as repayment is not expected within the next 12 months.

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

     The Company also acquired VIT's rights to participate in RHP, SRC, Mobilcom Pakistan, HFCL and PTBV and other yet to be developed projects. Approximately $23,288,000 was allocated to telecommunication licenses and other intangibles in the LWBs based on their relative stage of development. These amounts are amortized on a straight-line basis over 20 years. Subsequently, Mobilcom Pakistan, HFCL and PTBV have been written off.

VANGUARD WARRANT/OPTION EXCHANGE

     On May 5, 1997, the Company entered into an agreement with Vanguard, pursuant to which Vanguard surrendered then-outstanding warrants to purchase 323,880 shares of Series C preferred stock, 416,720 shares of Series D preferred stock and 64,120 shares of Series F preferred stock in exchange for the issuance by the Company of a warrant to acquire 249,970 shares of common stock at a purchase price of $0.25 per share and a second warrant to purchase 554,750 shares of common stock at an exercise price of $9.375 per share. This second warrant was subsequently surrendered by Vanguard in exchange for the issuance to certain officers and employees of Vanguard of an option to purchase 53,330 shares of common stock at an exercise price of $9.375 per share under International Wireless Communications Holdings, Inc.'s 1996 Stock Option/Stock Issuance Plan (the "1996 SO/SIP") and options to purchase an aggregate of 501,420 shares of common stock at a purchase price of $9.375 per share outside the

1996 SO/SIP (see Note 11) (The foregoing transaction is hereinafter referred to as the "Vanguard Warrant/Option Exchange"). Vanguard agreed to guarantee from time to time, as part of the management advisory services in connection with the Vanguard Warrant/Option Exchange, up to an aggregate of $3.2 million of indebtedness incurred by the Company or its wholly owned subsidiaries until the Company receives at least $3.2 million in alternative debt financing or consummates an initial public offering ("IPO") of its common stock, but in no event later than February 3, 1999. In addition, certain Vanguard employees agreed to perform management advisory services over a four year period. The Company recognized management advisory service expense of $2.3 million related to the Vanguard Warrant/Option Exchange, which is classified in selling, general and administrative expenses in the accompanying consolidated statement of operations, and deferred compensation of $1.5 million, which is presented net of amortization of $244,000, on the accompanying balance sheet as of December 31, 1997. Pursuant to an $8 million bridge loan agreement dated May 19, 1997 between Star Digitel and The Toronto-Dominion Bank, each shareholder of Star Digitel agreed to guarantee its pro rata share of the bridge loan. Pursuant to the guarantee facility provided by it in connection with the Vanguard Warrant/Option Exchange, Vanguard guaranteed the Company's $3.2 million pro rata share of the guarantee.

VANGUARD STAR DIGITEL GUARANTEE

     In September 1997, at the request of IWC China, Vanguard guaranteed $8,000,000 of indebtedness to be incurred by Star Digitel (the "Vanguard Star Digitel Guarantee"). Pursuant to a reimbursement agreement (the "Reimbursement Agreement"), IWC China agreed to pay Vanguard (i) an up-front guarantee fee of $240,000 in cash, (ii) a quarterly in-kind guarantee fee at an initial rate of 6.75% that increases over time to 17.75% and (iii) an additional guarantee fee payable in shares of Star Digitel owned by IWC China if Vanguard is required to make any payments under the guarantee. In addition, the Company granted Vanguard a ten-year warrant to purchase shares of its common stock at an exercise price of $0.01 per share. The number of shares issuable upon exercise of the warrant is initially set at 68,819 and increases in quarterly increments thereafter until Vanguard's obligations under the guarantee have been permanently released and discharged. In December 1997, under this arrangement, the number of additional shares of the Company's common stock issuable upon exercise of this warrant increased by 51,864 to an aggregate of 120,683 shares as of December 31, 1997 (see Note
11). The Company recognized an expense of $1,755,000 related to the Vanguard Star Digitel Guarantee through December 31, 1997. The Company has recorded this expense in other expense in the accompanying consolidated statement of operations. The Company recognized additional expense related to incremental quarterly warrant grants associated with this Vanguard Star Digitel Guarantee in 1998 (see Note 16). Pursuant to a Pledge Agreement dated September 18, 1997, IWC China pledged all of its Star Digitel Shares to secure performance of its obligations under the Reimbursement Agreement (and certain related agreements).

(7)  NOTE RECEIVABLE

     On June 6, 1996, the Company loaned $3,080,000 to a co-shareholder of Mobilcom Mexico, a trunked radio services operator in Mexico. The loan, in the form of a promissory note, accrues interest at 13% per annum and was due upon written demand by the Company. The Company's belief was that this loan may facilitate future strategic investments in projects in which this co-shareholder is involved. As of December 31, 1996, the co-shareholder had repaid $1,800,000 of the total amount loaned, bringing the remaining principal plus interest owed to $1,431,000. During 1997, this note, including accrued interest, totaling $1,496,000 was repaid in full.

     In March 1997, the Company loaned $500,000 to an unrelated third party. This loan, which has a one year term, accrues interest at the rate of 15% per annum and is guaranteed by another unrelated third party. In March 1998, the Company agreed on a repayment plan with such party (see Note 16). Concurrent with the sale of Mobilcom Mexico, the Company reclassified its note receivable with Mobilcom Mexico from notes receivable with affiliates to notes receivable (see Note 6). Consequently, as of December 31, 1997, principal plus interest on this note of $213,000 in the aggregate, is included in notes receivable on the accompanying consolidated balance sheet.

(8)  LICENSE DEPOSITS

     In June 1996, the Company deposited $3,042,000 for a 20% interest in a consortium pursuing ECTR licenses in Taiwan, which the Company classified as license deposit and other assets in the accompanying consolidated balance sheet as of December 31, 1996. The consortium was successful in winning four of twelve license applications. In August 1997, the Company received a refund of $1,933,000, which represents its pro rata portion of the deposit applied to the unsuccessful applications, net of the Company's pro rata share of application expenses and foreign currency loss of $105,000. The remaining deposit of $1,004,000 was to represent the Company's initial capital contribution to the ECTR venture to be formed; however, in September 1997, the Company sold this interest to a third party for $1,153,000.

     In August 1996, STOL and the Company deposited $3,005,000 and $2,250,000, respectively, representing a combined 30% equity interest in a proposed Taiwan paging project. In early February 1997, it was announced that the respective bid applications were unsuccessful and the Company reclassified the deposits to other current assets in the accompanying consolidated balance sheet as of December 31, 1996. In 1997, STOL received a refund of $1,881,000 of its deposit, net of its pro rata share of application expenses of $347,000. In order to mitigate its transactional foreign currency exposure, the remaining balance of $777,000, which was denominated in New Taiwanese dollars, was used to pay fees associated with STOL's investment in FIT. In 1997, the Company received a refund of $2,030,000, net of its pro rata share of application expenses of $230,000.

(9)  LONG-TERM DEBT AND DEBT ISSUANCE COSTS

     DEBT OFFERING

     In August 1996, the Company issued 196,720 units, each consisting of a $1,000 principal amount 14% Senior Secured Discount Note due 2001 (a "Note" and, collectively, the "Notes") and one warrant to purchase 11.638 shares (for an aggregate of 2,289,421 shares) of common stock (the "Unit Warrants"), $0.01 par value, for total gross proceeds of $100.0 million (the "Debt Offering") (see note 11). Net proceeds, after repayment of $7.4 million, including interest and fees, borrowed under a 1996 revolving credit agreement with Toronto Dominion Capital (U.S.A.), Inc., an affiliate of Toronto Dominion Bank, a stockholder of the Company, and other offering expenses, totaled $86,602,000. Of the $100.0 million gross proceeds, $30.3 million was allocated to additional paid-in capital related to the fair value of the warrants issued in the Debt Offering. The Debt Offering is governed by the Indenture dated as of August 15, 1996 between the Company, as issuer, and Marine Midland Bank, as trustee (the "Indenture"). In November 1996, the Company exchanged new 14% Senior Secured Discount Notes due 2001 (the "Exchange Notes") which were registered under the Securities Act of 1933, as amended (the "1933 Act"), for its outstanding Notes that were issued and sold in a transaction exempt from registration under the 1933 Act. The terms of the Exchange Notes are substantially identical (including principal amount, interest rate, maturity, security and ranking) to the terms of the Notes. Long-term debt associated with the Notes, net of unamortized discount, is $92,785,000 on the accompanying consolidated balance sheet as of December 31, 1997.

     The aggregate principal amount of the Notes is $196,720,000. The Notes are due on August 15, 2001 and bear interest at an effective interest rate of 23.06%, compounded semi-annually. There are no scheduled cash interest payments on the Notes. The Notes are senior secured obligations of the Company and will rank pari passu in right of payment with all existing and future senior indebtedness of the Company and senior to all subordinated indebtedness of the Company. The Notes are effectively subordinated to all indebtedness and other liabilities (including trade payables) of the Company's subsidiaries and affiliated companies. The collateral securing the Notes consists of a pledge of all of the capital stock of the Company.

     There are no sinking fund requirements with respect to the principal of, or the interest on, the Notes. Upon the occurrence of a change of control (as defined in the indenture governing the Notes), each holder of the Notes will have the option to require the Company to repurchase all or a portion of such holder's Notes at 101% of the accreted value thereof to the date of repurchase.

     In connection with the Debt Offering, the Company entered into the Indenture, which contains certain covenants that, among other things, limits the ability of the Company and its subsidiaries and affiliates to incur additional indebtedness, limits the ability of the Company to merge, consolidate or sell substantially all of its assets; and limits the ability to make investments. In addition, the Indenture prohibits making restricted payments (as defined) and creating certain liens (as defined).

     The Indenture also contained a provision that in the event the Company did not complete an IPO of common stock on or prior to May 15, 1997, each unexercised Unit Warrant issued in connection with the Debt Offering, would entitle the holder thereof to purchase an additional 2.645 shares (for an aggregate of 520,324 shares) of common stock. The Company issued such additional warrants on May 15, 1997 (see Note 11).

     The warrants are supported by a warrant agreement (the "Warrant Agreement"). The Warrant Agreement includes a provision that if the Company issues any options, warrants, or other securities convertible into or exchangeable or exercisable for common stock, for a consideration per share of common stock less than the current market value per share on the date of issuance of such securities, the warrant number for each Note holder shall be adjusted in accordance with the formula provided in the Warrant Agreement. Such additional Unit Warrants have been issued (see Notes 11 and 16).

     The costs related to the issuance of the Notes were capitalized and are being amortized to interest expense using the effective interest method over the life of the debt. Debt issuance costs are presented, net of amortization, as $5,369,000 on the accompanying consolidated balance sheet as of December 31, 1997.

PAKISTAN BRIDGE FACILITY

     In August 1997, the Company closed a bridge financing facility (the "Pakistan Bridge Facility"), with Toronto Dominion Investments, Inc. ("TDI"), Vanguard and other stockholders, whereby the Company received written commitments for an aggregate amount of $29,000,000 in exchangeable bridge loans. The Pakistan Bridge Facility is structured as a two-tier facility, with $7,000,000 available to IWCH for general corporate and other purposes (the "IWCH Pakistan Facility") and $22,000,000 loaned to PWH for the specific purpose of financing the cash portion of the purchase price of the Company's indirect investment in Mobilink and the Company's pro rata share of the shareholder capital calls and shareholder loans required to finance the operations of Mobilink (the "PWH Pakistan Facility"). The Pakistan Bridge Facility contains significant restrictions on the Company's ability to raise additional debt or equity financing until all amounts outstanding under the Pakistan Bridge Facility are repaid in full. The Pakistan Bridge Facility bears interest payable in-kind on a quarterly basis beginning at 14% and increases over time to 25% (14% as of December 31, 1997). There are no scheduled cash interest payments on the Pakistan Bridge Facility. Principal plus accrued but unpaid interest on the Pakistan Bridge Facility matures in August 2002. Principal plus accrued but unpaid interest on the Pakistan Bridge Facility may be exchanged for the Company's Series G and H redeemable convertible preferred stock upon certain occasions (as defined). As of December 31, 1997, the $7,000,000 IWCH Pakistan Facility had been fully drawn down. Accrued but unpaid interest on the Pakistan Bridge Facility as of December 31, 1997 totaled $1,287,000.

     Warrants to purchase shares of the Company's common stock at an exercise price of $0.01 per share were also issued in connection with the IWCH Pakistan Facility (the "Initial Pakistan Warrants"). The number of shares issuable of the Company's common stock at the closing of the Pakistan Bridge Facility upon exercise of the Initial Pakistan Warrants was initially set at 247,737 and increases upon the occurrence of certain events. During 1997, the number of shares of the Company's common stock issuable upon exercise of the Initial Pakistan Warrants increased by 445,839 to an aggregate of 693,576. The number of shares of the Company's common stock issuable upon exercise of the Initial Pakistan Warrants subsequently increased (see Note
16). The Company also agreed to grant to the lenders under the Pakistan Bridge Facility, upon the occurrence of a specified liquidity event (as defined), additional warrants (the "Pakistan Liquidity Warrants"; together with the Initial Pakistan Warrants, including its subsequent increases, the "Pakistan Warrants") to purchase a number of shares of the Company's common stock equal to the quotient of (i) 35% of the greater of (A) $2.0 million and
(B) the unpaid principal amount of and unpaid accrued interest in the IWCH Pakistan Facility and (ii) the value of the Company's common stock with respect to such liquidity event. As of December 31, 1997, no Pakistan Liquidity warrants have been issued.

     The costs related to the issuance of the Notes, which include all warrants expected to be earned through December 1997 in accordance with the terms of the IWCH Pakistan Facility and certain fees paid to TDI, were capitalized and are being amortized to interest expense using the effective interest method over the estimated term of the debt. In addition, the IWCH Pakistan Facility contains a conversion feature whereby debt can be converted to Series G redeemable convertible preferred stock at a price less than fair value (the "Debt Conversion Feature"). The difference between fair value and the conversion price (as defined) at the date of drawdown of the IWCH Pakistan Facility, amounting to $3,979,000, was also capitalized and is being amortized to interest expense using the effective interest method over the estimated term of the debt. Debt issuance costs related to the Pakistan Bridge Facility are presented, net of amortization, as $2,592,000 on the accompanying consolidated balance sheet as of December 31, 1997.

(10)  MINORITY INTEREST

     In February 1996, the Company formed WDS, a joint venture, to develop, install and support mobile data systems throughout the Pacific Rim. The Company initially had a 50% equity interest in WDS, and funded its operations on a pro rata basis for total funding during 1996 of $433,000. The Company increased its equity interest in WDS to 64% during 1997 through the conversion of shareholder advances into equity.

     In August 1996, the Company acquired a 70% equity interest in STOL for an aggregate purchase price of $13,500,000 which has been accounted for using the purchase method. STOL holds a minority interest in RPSL, FIT and World Page and is currently pursuing additional paging opportunities in Asia. The Company's partner in STOL is STHL, the Company's partner in Star Digitel. The Company allocated $3,965,000 of the purchase price to participation rights. In July 1997, the Company, STOL and STHL entered into an agreement with a third party providing for the issuance and sale to such third party of new shares equivalent to up to a 20% interest in STOL, subject to STOL entering into valid and binding agreements to invest in certain specified paging companies. In September 30, 1997, STOL entered into such agreements with these specified paging companies and, as a result, the third party paid STOL $4,160,000 for a 20% interest in STOL, thereby diluting the Company's interest in STOL to 56%.

     In December 1996, the Company paid $1,600,000 to acquire a 66% equity interest in Uniworld, which has been awarded a national license to provide paging services in Peru and accounted for the acquisition using the purchase method. The Company allocated $1,557,000 of the purchase price to the telecommunication license.

     Minority shareholders' interests is principally related to STOL and was $5,315,000 and $8,675,000 as of December 31, 1996 and 1997, respectively.

(11)  REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

     The Company is authorized to issue 40,000,000 shares of preferred stock, of which 33,231,480 are designated redeemable convertible preferred stock, 1,200,000 are designated nonredeemable convertible preferred stock, 5,568,520 are undesignated, and 66,000,000 shares of common stock, of which 60,000,000 are designated class 1 and 6,000,000 are designated class 2. All shares have a par value of $0.01 per share.

     Nonredeemable convertible preferred stock as of December 31, 1996 and 1997, was comprised of 933,200 issued and outstanding shares of Series A preferred stock. In August 1996, a stockholder of the Company converted 266,800 shares of Series A preferred stock into 266,800 shares of common stock. Series A preferred stock has a liquidation value per share of $.85 and an aggregate liquidation value of $793,000.

     Redeemable convertible preferred stock as of December 31, 1997, was comprised of the following (in thousands except share and per share amounts):

                                                                                       LIQUIDATION          AGGREGATE
REDEEMABLE CONVERTIBLE PREFERRED STOCK:        SHARES         SHARES ISSUED AND         VALUE PER          LIQUIDATION
                                             DESIGNATED          OUTSTANDING              SHARE               VALUE
----------------------------------------   ---------------   ---------------------    ---------------    ----------------
Series B..............................          1,229,240               1,229,240              .9652     $         1,186
Series C..............................          2,460,000               1,762,280             2.3343               4,114
Series D..............................          5,800,000               3,652,960             6.8775              25,183
Series E..............................          3,972,240               3,972,240             6.7365              26,759
Series F-1............................          7,000,000               7,000,000             9.3750              43,505
Series F-2............................          1,080,000               1,080,000             9.3750               6,712
Series G-1............................          1,928,000                      --          see below                  --
Series G-2............................          1,292,000                      --          see below                  --
Series H-1............................          5,072,000                      --          see below                  --
Series H-2............................          3,398,000                      --          see below                  --
                                           ---------------   ---------------------                       ----------------
                                               33,231,480              15,981,876                        $       107,459
                                           ---------------   ---------------------                       ----------------
                                           ---------------   ---------------------                       ----------------

     Each series of redeemable preferred stock is being accreted to its respective minimum redemption amount, which is equal to the liquidation value.

     The rights, preferences, and privileges of the holders of preferred stock are as follows:

     -  LIQUIDATION

     In the event of Company liquidation, the holders of Series G preferred stock shall be entitled to receive, prior and in preference to the holders of Series A, B, C, D, E, F and H preferred stock and common stock an amount equal to the sum of (i) the IWCH Note Exchange Price (as defined in the Company's Form 8-K as filed with the Securities and Exchange Commission on September 12, 1997) and (ii) an amount equal to declared but unpaid dividends on such share. The IWCH Note Exchange Price is the lesser of (A) the conversion price applicable to Series F preferred stock as of the date of the exchange and (B) 65% of the share value applicable to the liquidity event (as defined) or 65% of the appraised value if no liquidity event (as defined) has occurred.

     Then, the holders of Series H preferred stock shall be entitled to receive an amount per share equal to the sum of (i) the PWH Note Exchange Price (as defined in the Company's Form 8-K as filed with the Securities and Exchange Commission on September 12, 1997) and
     (ii) an amount equal to declared but unpaid dividends on such share. The PWH Note Exchange Price is the net cash price per share used when determining the number of shares of Series H preferred stock to issue in order to equal the aggregate amount of the unpaid principal and accrued interest on the PWH Pakistan Facility at the date of the exchange.

     Then, the holders of Series F preferred stock shall be entitled to receive an amount per share equal to the sum of (i) the product of
     (A) .50 multiplied by (B) the liquidation value per share specified above, as adjusted, and (ii) any declared but unpaid dividends thereon. Holders of Series B, C, D and E preferred stock ("Junior preferred stock") shall next be entitled to receive an amount per share equal to the sum of (i) the product of (A) .55 multiplied by
     (B) an amount per share of .9193, 2.223, 6.55 and 6.2938,
     respectively, as adjusted and (ii) any declared but unpaid dividends thereon. Holders of Series B, C, D, E and F preferred stock shall next be entitled to receive the product of (1) .50 multiplied by (2) an amount per share of .9193, 2.223, 6.55, 6.55 and 9.375, respectively, as adjusted.

     Upon the completion of the distribution to the holders of the Series
     B, C, D, E, F, G and H preferred stock, holders of the Series A preferred stock shall be entitled to receive an amount per share equal to .85, as adjusted, plus any declared but unpaid dividends thereon. After the distributions described above, and after the distribution related to common stock described below, the remaining assets of the Company shall be distributed among the holders of the preferred stock and common stock pro rata assuming full conversion of preferred stock into common stock.

     - DISTRIBUTIONS

     The holders of preferred stock are entitled to receive noncumulative dividends at the same time and on the same basis as holders of common stock when, and if, declared by the Board of Directors. No dividends had been declared through December 31, 1997.

     -  REDEMPTION

     Each share of Series B, C, D, E, F, G and H preferred stock is redeemable at any time on or after December 31, 1998, but within 45 days after the receipt by the Company of a written request from the holders of a majority of the then outstanding shares of Series B, C, D, E, F, G and H preferred stock. The Company shall redeem all such shares by paying in cash a sum per share equal to the greater of (1) the then fair market value of such share of preferred stock on an as-converted basis, or (2) the redemption value of such share of preferred stock (hereinafter referred to as the redemption price). In the event the assets of the Company are insufficient to effect such redemption in full, the shares of preferred stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein.

     In addition to the above redemption, at any time on or after December 31, 2000, but within 45 days after the receipt by the Company of a written request from the majority of the holders of Series F preferred stock, the Company shall redeem all outstanding shares of such stock by paying, in cash, an amount per share equal to the redemption price of such stock.

     Upon the occurrence of a change of control of the Company that is not approved by certain directors designated by the holders of Series F preferred stock, the holders of a majority of the shares of Series F preferred stock then outstanding shall have the right, by written demand to the Company, to require the Company to redeem immediately all the shares of Series F preferred stock then outstanding at a price per share equal to the redemption price of the Series F preferred stock.

     In addition, at any time on or after the later of (i) the Pakistan Bridge Facility Payment Date (as defined), (ii) the Series G or Series H Exchange Date (as defined), (iii) December 31, 1998 or (iv) a Series F Redemption (as defined), but within 45 days after the receipt by the Company of a written request from the majority of the Series G or Series H preferred stock, the Company shall redeem all outstanding shares of such stock by paying, in cash, an amount per share equal to the redemption price of such stock.

     In addition, in the case of any redemption request made by the holders of a majority of the Series F, G or H redeemable convertible preferred stock, the holders of a majority of such other series of preferred stock will be deemed to have made a redemption request unless they decline such redemption by giving the Company written notice to that effect within 10 days after delivery of the related redemption notice.

     -  CONVERSION AND VOTING RIGHTS

     Each share of preferred stock is convertible, at the option of the holder, into such number of fully paid and nonassessable shares of common stock as is determined by dividing the original preferred stock issue price by the conversion price applicable to such preferred share. Series A, B, C, D, E, F-1, G-1 and H-1 preferred stock is convertible into Class 1 common stock, while Series F-2, G-2 and H-2 preferred stock is convertible into Class 2 common stock. In addition each share of Series F-2, G-2 and H-2 preferred stock can be converted into Series F-1, G-1 and H-1 preferred stock, respectively, at any time. The conversion price per share for each series of preferred stock is equal to the preferred stock issue price of the respective series of preferred stock, subject to adjustment under certain circumstances. An automatic conversion into common stock will occur in the event of a firm commitment underwritten public offering of at least $13.10 per share, as adjusted, and $8,000,000 in the aggregate. However, the Series F preferred stock shall not automatically be converted in Common Stock unless: (i) the underwritten public offering is consummated on or prior to December 31, 1998, (ii) the public offering per share is at least $18.75, as adjusted, and (iii) the aggregate offering price is not less than $25,000,000.

     Each share of preferred stock has voting rights equal to that of common stock on an "as if converted" basis. The holder of Series E preferred stock is entitled to elect three directors to the Company's Board of Directors, and, for so long as 20% of the shares of Series F preferred stock remain outstanding, the holders of Series F preferred stock are entitled to elect three directors. The holders of the Series G-1 and H-1 preferred stock are entitled to elect one director. However, if the holders of more than 10% of Series G and H stock are entitled to elect a director by virtue of holding any other Series of preferred stock, such right to elect a director may not be exercised. As of December 31, 1997, the Company had 16,915,076 shares of common stock reserved for the conversion of preferred stock.

      PREFERRED STOCK TRANSACTIONS

     -  THE SERIES D FINANCING

     In connection with the issuance of bridge notes on April 6, 1995, the Company issued warrants (the "April Bridge Warrants") to purchase 10,760 shares, of which 5,960 related to Vanguard, of Series D preferred stock at $6.55 per share. The warrants issued to Vanguard were included in the May 1997 Vanguard Warrant/Option Exchange (see
     Note 6). The remaining warrants are outstanding and are exercisable until April 6, 1998.

     In July 1995, convertible secured bridge financing notes issued on April 24, 1995 were converted into 1,147,600 shares of Series D preferred stock for an aggregate purchase price of $7,517,000 (a purchase price of $6.55 per share).

     In connection with the Series D Financing, Vanguard loaned $1.8 million to the Company in exchange for two convertible notes in the amount of $900,000 each. Each note was due upon the earlier of April 26, 1996 or the occurrence of certain events which did not occur prior to that date. On April 26, 1996, Vanguard converted both notes including accrued interest into an aggregate of 274,800 shares of Series D redeemable convertible preferred stock.

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

     In connection with the Vanguard Merger, the Company entered into an agreement with an investor to amend previously existing warrant agreements granted in connection with the Series C Financing. The investor's original warrant to purchase 50,440 shares of Series C preferred stock was amended to extend the warrant through December 18, 1997. The investor's original warrant to purchase 222,200 shares of preferred stock was amended to increase the number of shares to 393,120 and to define the preferred stock as Series D preferred stock at $6.55 per share. The warrant was exercisable until December 18, 1997. The investor's original warrant to purchase 444,360 shares of preferred stock was amended to decrease the number of shares to 273,440 and to define the preferred stock as Series C preferred stock at $2.22 per share. The warrant was exercisable until May 15, 1997. In May 1997, the Series C and D Vanguard Merger warrants were exchanged in the Vanguard Warrant/Option Exchange (see Note 6).

     -  THE SERIES F FINANCING

     In connection with the issuance of a note payable to Vanguard in July 1995, the Company issued for a purchase price of $15,000, a warrant to purchase 32,000 shares of Series F preferred stock at an exercise price of $9.38 per share. The number of shares and the exercise price are subject to adjustment in certain circumstances. The warrant is exercisable until December 18, 1998.

     Concurrent with the July 1995 Financing, for an aggregate purchase price of $72,000, the Company issued warrants to purchase an aggregate of 153,800, of which 32,120 related to Vanguard, shares of Series F preferred stock (not including the warrant issued to Vanguard in connection with the first July 1995 note) at an exercise price of $9.38 per share. All share amounts and the exercise price are subject to adjustment in certain circumstances. The warrants are exercisable until December 18, 1998. In May 1997, all of Vanguard's Series F Warrants were exchanged in the Vanguard Warrant/Option Exchange (see Note 6).

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

     Pursuant to a Loan Agreement dated August 14, 1995 between the Company and an investor, the Company issued a second warrant (the "Second Warrant") to purchase 106,680 shares of Series F preferred stock at an exercise price of $9.38 per share, with the number of shares and the exercise price subject to adjustment in certain circumstances. The Second Warrant is exercisable until December 18, 1998, with the date being subject to change in the same circumstances.

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

WARRANTS

           On or prior to June 12, 1997 holders of warrants to purchase an aggregate of 28,800 shares of Series D redeemable convertible preferred stock exercised such warrants pursuant to the cashless "net-exercise" provisions thereof. Upon such exercises, such warrantholders received an aggregate of 8,676 shares of Series D redeemable convertible preferred stock.

           During 1997, pursuant to the terms of the Unit Warrants, the number of additional shares of the Company's common stock issuable upon exercise of the Unit Warrants increased by an aggregate of 92,987 shares to an aggregate of 2,902,732 shares as a result of the issuance by the Company of warrants to purchase the Company's common stock in connection with the Pakistan Bridge Facility and the Vanguard Star Digitel Guarantee.

The Company had the following warrants outstanding as of December 31, 1997:

           PREFERRED AND                    WARRANTS           EXERCISE
           COMMON STOCK                    OUTSTANDING           PRICE                EXPIRATION
------------------------------------    ------------------   --------------   ---------------------------
Series D preferred.................                 4,800    $        6.55    April 6, 1998(1)
Series F preferred.................               335,040             9.38    December 18, 1998(1)
Unit Warrants......................             2,902,732             0.01    August 15, 2001
Pakistan Warrants..................               693,576             0.01    August 18, 2007
Mobilink Finder's Fee Warrant......                81,982             0.01    September 17, 2007
Vanguard Star Digitel Guarantee
   warrant.........................               120,683             0.01    September 18, 2007
Vanguard Warrant/Option Exchange
   options.........................               501,420             9.38    May 5, 2007
Vanguard Warrant/Option Exchange
   Warrant.........................               249,970              .25    May 5, 2007(1)
                                        ------------------
                                                4,890,203
                                        ------------------
                                        ------------------

-----------
(1)   Warrants expire in the event of an IPO.


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

STOCK OPTION/STOCK ISSUANCE PLAN

     Under the Company's 1994 Stock Option/Stock Issuance Plan (the "Plan") incentive stock options may be granted to employees and officers, and non-qualified (supplemental) stock options may be granted to employees, officers, directors, and consultants to purchase shares of the Company's common stock. Accordingly, the Company, as of December 31, 1995, had reserved a total of 1,000,000 shares of the Company's common stock for issuance upon the exercise of options granted pursuant to the Plan. Options granted under the Plan generally expire 10 years following the date of grant and are subject to limitations on transfer. During 1996, the Board of Directors approved the amendment to and restatement of the Plan, the 1996 SO/SIP, and authorized this issuance of an additional 1,400,000 shares of common stock thereunder. In May 1997, the stockholders of the Company approved a further amendment to the 1996 SO/SIP increasing the aggregate number of shares of Common Stock available for issuance over the term of the plan by 411,526 shares to a total of 2,811,526 shares.

     Option grants under the 1996 SO/SIP are subject to various vesting provisions, all of which are contingent upon the continuous service of the optionee and may not impose vesting criterion more restrictive than 20% per year. The exercise price of options granted under the 1996 SO/SIP must equal or exceed the fair market value of the Company's common stock on the date of grant. Unless otherwise terminated by the Board of Directors, the 1996 SO/SIP automatically terminates in January 2004.

     The Company has elected to use the intrinsic value-based method of APB Opinion No. 25 to account for stock options issued to employees. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for the 1996 SO/SIP because the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each option. The Company has adopted the pro forma disclosure provisions of SFAS No. 123. Pro forma results may not be representative of the effects on reported net loss for future years. Had compensation cost for the Company's stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net loss would be increased to the pro forma amounts indicated below (in thousands):

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------------
                                                       1995          1996           1997
                                                    ---------     ---------      ---------

Net loss          As reported.....................  $   (11,271)   (35,908)     (123,650)
                  Pro forma.......................      (11,290)   (36,110)     (124,029)

     Pro forma net loss reflects only options granted in 1995, 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts above because compensation cost is reflected over the options' vesting period of four to five years and compensation cost for options granted prior to January 1, 1995 is not considered.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for granted options in 1995, 1996 and 1997, respectively: zero dividend yield; zero expected volatility; risk-free interest rates of 5.91%, 5.88% and 6.14%; and weighted average expected lives of 2.65 years,
2.04 years and 2.87 years.

     A summary of the status of the Company's Plan as of December 31, is as follows:

                                          1995                                1996                               1997
                              -------------------------------    --------------------------------    ------------------------------
                                                 WEIGHTED                            WEIGHTED                             WEIGHTED
                                                  AVERAGE                             AVERAGE                             AVERAGE
                                                 EXERCISE                            EXERCISE                             EXERCISE
                                  SHARES           PRICE            SHARES             PRICE             SHARES            PRICE
                                -----------    --------------    --------------    --------------    ---------------     ----------
Outstanding at
beginning of year......          761,920       $       0.41           881,920      $       1.51         1,982,000        $     5.52
Granted................          160,000               6.41         1,142,000              8.43           936,296             10.00
Exercised..............               --                 --           (41,920)             0.25          (180,000)             0.25
Canceled...............          (40,000)              0.25                --                --         (237,239)              9.15
                                -----------                      --------------                      ---------------
Outstanding at
end of year............          881,920               1.51         1,982,000              5.52         2,501,057              7.23
                                -----------                      --------------                      ---------------
                                -----------                      --------------                      ---------------

Options exercisable at
end of year............          433,001                              568,080                             950,184
Shares available for
grant..................
                                 118,080                              376,080                              88,549
Weighted average fair
value of options
granted during the
year...................
                                $   0.90                           $     0.93                           $    1.56

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                            OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
                                     ----------------------------------                       ----------------------------------
                                                           WEIGHTED
                                                           AVERAGE            WEIGHTED                              WEIGHTED
                                        NUMBER OF         REMAINING           AVERAGE            NUMBER OF          AVERAGE
                                       OUTSTANDING       CONTRACTUAL       EXERCISE PRICE       OUTSTANDING          EXERCISE
EXERCISE PRICES                          OPTIONS             LIFE                                 OPTIONS             PRICE
                                     ----------------   ---------------   -----------------   ----------------   ---------------
$0.25.........................              432,000              6.50     $          0.25            384,998     $         0.25
From $0.25 to $2.50...........               68,000              6.83                2.09             56,750               2.08
From $2.51 to $8.13...........              979,916              8.08                7.87            463,401               7.77
From $8.14 to $9.38 ..........              845,457              9.14                9.38             45,035               9.38
From $9.39 to $12.48..........              175,684              9.77               12.48                 --                 --
                                     ----------------                                         ----------------
From $0.25 to $12.48..........            2,501,057              8.25                7.23            950,184               4.46
                                     ----------------                                         ----------------
                                     ----------------                                         ----------------

(12)  INCOME TAXES

     The Company has incurred net losses since inception and has not recorded any provision for income taxes. The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to net loss before income taxes and the actual provision for income taxes as of December 31 follows (in thousands):

                                                                          1995              1996              1997
                                                                        ----------       ------------      -----------
Income tax (benefit) at statutory rate................................  $  (3,832)           (12,208)          (36,244)
License amortization..................................................        341                302                --
Other.................................................................         --                 18                35
Net operating loss and temporary differences for which no tax benefit
   was recognized.....................................................      3,791             11,888            36,209
                                                                        ----------       ------------      -----------
                                                                        $       --                 --               --
                                                                        ----------       ------------      -----------
                                                                        ----------       ------------      -----------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31 are as follows (in thousands):

                                                                                  1996                1997
                                                                             ----------------    ---------------
Deferred tax assets:
  Loss carryovers and deferred start-up expenditures....................             $12,788             31,953
  Equity in foreign investments.........................................                 501             23,618
  Debt issuance costs...................................................                  --              2,497
                                                                             ----------------    ---------------
   Total gross deferred tax assets......................................              13,289             58,068
   Less valuation allowance............................................               (9,948)           (55,614)
                                                                             ----------------    ---------------

     Total deferred tax assets..........................................               3,341              2,454




Deferred tax liabilities:
  Fixed assets..........................................................                (153)              (266)
  Equity in foreign investments.........................................                  --                 --
  License fees..........................................................              (3,103)            (2,188)
  Debt issuance costs...................................................                 (85)                 --
                                                                             ----------------    ---------------
       Total deferred tax liabilities...................................              (3,341)            (2,454)
                                                                             ----------------    ---------------

     Net deferred tax assets............................................     $            --                 --
                                                                             ----------------    ---------------
                                                                             ----------------    ---------------

     Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The valuation allowances as of December 31, 1996 and 1997 were $9,948,000 and $55,614,000, respectively. The net changes in valuation allowance during 1996 and 1997 was an increase of $9,293,000 for 1996 and an increase of $45,666,000 for 1997.

     As of December 31, 1997, the Company has cumulative U.S. federal net operating losses of approximately $64,631,000, which can be used to offset future income subject to federal income taxes. The federal tax loss carryforwards will expire from 2008 through 2012. The Company has cumulative California net operating losses of approximately $37,400,000, which can be used to offset future income subject to California income taxes. The California tax loss carryforwards will expire from 1998 through 2002.

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

     The Company's foreign subsidiaries have aggregate net operating losses of approximately $22,456,768. The foreign loss carryovers expire over periods varying from six years to indefinitely.

(13)  COMMITMENTS AND CONTINGENCIES

LEASE AND OTHER COMMITMENTS

     The Company and its consolidated subsidiaries lease their facilities and certain equipment under noncancelable operating lease agreements expiring through 2001. Future minimum lease payments due under noncancelable operating leases total approximately $1,752,000, $1,227,000, $667,000, $406,000 and
$129,000 in 1998 through 2002, respectively.

     Total rent expense was approximately $60,000, $324,000 and $1,341,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

     In October 1996, SRC entered into a contract with Nokia Telecommunications Oy to acquire approximately $12.3 million of trunking equipment and related services in six phases. It is anticipated that this contract will be assigned to Via 1 upon the legal formation of the joint venture, which is anticipated to occur during 1998. In the event the Company is unable to fund this subscription, the Company will suffer significant dilution in its ownership interest.

CAPITAL CONTRIBUTIONS

     The Company, indirectly through its wholly owned subsidiary, IWC China, owns a 40% equity interest in Star Digitel. The Company, including the Designated Assignee of IWC, IWC China, amended the Subscription Agreement, dated as of September 23, 1996, among Star Digitel and STHL. The Amendment and Waiver modified certain provisions in the Star Digitel Subscription Agreement, including waiving the fulfillment of the conditions precedent to its obligations to enter into and complete a second subscription of Star Digitel shares for an aggregate subscription price of $19,000,000. Pursuant to the Amendment and Waiver, IWC China is required to fund the second subscription of Star Digitel shares no later than June 17, 1998. In the event the Company is unable to fund this subscription, the Company will suffer significant dilution in its ownership interest.

     In order to protect the Company's investments in affiliates from ownership dilution, the Company has committed to make additional capital contributions to the LWBs as needed besides the second subscription of shares in Star Digitel. Subject to the availability of necessary additional financing, for the year ended December 31, 1998, the Company anticipates making additional investments in various operating and nonoperating companies totaling approximately $38,500,000.

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

 GUARANTEE OF DEBT OF EQUITY INVESTEE

     In connection with a Malaysian Ringgit 91,000,000 (approximately $23,393,000 as translated using effective exchange rates at December 31,
1997) senior credit facility with a Malaysian bank obtained by the Company's 22.5% cost investee, Prismanet, the Company along with other Prismanet shareholders, executed a financial "keep well" covenant pursuant to which they have agreed (i) to ensure that Prismanet will remain solvent and be able to meet its financial liabilities when due and (ii) to ensure that the project is timely completed and to make additional debt and equity investments in Prismanet to meet cost overruns. The loan is repayable by Prismanet in eleven semi-annual installments beginning October 8, 1997. The Company and other Prismanet shareholders have separately executed an agreement, whereby each shareholder has agreed to share in the liability on a pro rata basis in relation to their interest in Prismanet. In the event that the bank were to seek repayment from the Prismanet shareholders and the other shareholders were unable to honor their pro rata share in the liability, the Company might be liable for the full amount of the outstanding amount of the loan. As of December 31, 1997, this facility has been fully drawn down. In December 1997, the Company recorded its pro rata share of this facility associated with the "keep well" covenant totaling $5,000,000 due to the likelihood of the bank enforcing the "keep well". This is reflected as bank liability on the accompanying consolidated balance sheet as of December 31, 1997.

     The Company indirectly owns a 19.8% equity interest in Mobisel, a provider of cellular services in Indonesia through its 28.3% ownership in RHP. Mobisel has obtained a six-year $60 million credit facility from Nissho Iwai to finance the construction of its network. Borrowings under the credit facility bear interest at a floating rate based on LIBOR and are secured by all of Mobisel's assets and a pledge of all the capital stock held by RHP and Mobisel's other shareholders. RHP has also guaranteed the credit facility. As of December 31, 1997, this facility has been fully drawn down.

     The Company, through its subsidiary, IWC China, owns 40% of Star Digitel. Star Digitel has obtained a $7 million credit facility from Bank Bira, which it has used to continue the roll-out of its network. Borrowings under this facility are secured by substantially all of Star Digitel's assets and guarantees from its shareholders, including IWC China, on a pro rata basis. The guarantee by IWC China is non-recourse to the Company. As of December 31, 1997, this facility has been fully drawn down.

     In September 1997, at the request of IWC China, Vanguard guaranteed $8,000,000 of indebtedness to be reimbursed by Star Digitel (see Note 6). On the occurrence of certain events, including an IPO of equity securities by the Company or certain related entities and the receipt of a specified amount of cash proceeds from private equity issuances or asset sales by the Company or certain related entities, IWC China will be required to pay an additional guarantee fee equal to 4.0% of the outstanding Star Digitel Shares as of the date of such event unless Vanguard's obligations under the guarantee are permanently released and discharged.

LICENSES AND INTERCONNECTION

     Mobilink holds a non-exclusive nationwide license to provide cellular services in Pakistan. The license has a term of 15 years, and expires in 2007, at which time Mobilink will be required to seek governmental approval to renew the license. The license by its terms contains certain conditions on construction and operation of the network. Mobilink may not be in technical compliance with certain requirements of the license.

MOBILINK OPTION

     As of December 31, 1997, the Company had expended approximately $26.1 million to acquire its 20% indirect equity interest in, and to make capital contributions and shareholder loans to, Mobilink. Pursuant to the Shareholder's Agreement dated August 18, 1997, among the shareholders of Mobilink, the Company holds an option (the "Mobilink Put-Call Option") to purchase an additional 5.71% interest in IWCPL from APC for an aggregate purchase price of approximately $6.0 million, which amount is subject to adjustment based upon the capital contributions and shareholder loans made by APC in respect of such 5.71% interest and the period of time elapsed between the date APC originally purchased such 5.71% and the date that the option is exercised. APC has a corresponding right to put such interest to the Company at the same purchase price at any time during the term of the option. The Mobilink Put-Call may be exercised only once by the Company or APC and will expire on December 31, 1998, unless sooner exercised. Upon exercise of the Mobilink Put-Call Option in its entirety, the Company's indirect equity interest in IWCPL would increase to 39.79%, and its corresponding indirect equity interest in Mobilink would increase to 23.35%.

(14)  GEOGRAPHIC INFORMATION

     Information about the Company's consolidated operations in different geographic areas as of and for the years ended December 31 is as follows (in thousands):

                                                                1995                1996               1997
                                                           ----------------     --------------     --------------
Revenues:
  Latin America......................................      $            --                 --                 26
  Southeast Asia.....................................                   --                 --                 --
  Pacific and Far East...............................                   --                869              3,249
  United States......................................                   --                 --                 --
                                                           ----------------     --------------     --------------
                                                           $            --                869              3,275
                                                           ----------------     --------------     --------------
                                                           ----------------     --------------     --------------
Operating loss:
  Latin America......................................      $         (154)            (3,844)            (7,301)
  Southeast Asia.....................................                   --              (692)            (7,090)
  Pacific and Far East...............................              (3,756)           (13,717)           (66,413)
  United States......................................              (6,211)           (11,667)           (16,002)
                                                           ----------------     --------------     --------------
                                                           $      (10,121)           (29,920)           (96,806)
                                                           ----------------     --------------     --------------
                                                           ----------------     --------------     --------------


Identifiable assets:
  Latin America......................................      $        13,017             19,712             22,937
  Southeast Asia.....................................                5,658              6,541             29,316
  Pacific and Far East...............................               50,017            104,966             60,026
  United States......................................               26,951             38,139             11,090
                                                           ----------------     --------------     --------------
                                                           $        95,643            169,358            123,369
                                                           ----------------     --------------     --------------
                                                           ----------------     --------------     --------------

     The Company's consolidated operations in Latin America are in Brazil and Peru. The Company's consolidated operations in Southeast Asia are in Pakistan. The Company's consolidated operations in Pacific and Far East are in New Zealand. The Company's equity method and cost investees are included in the geographic areas in which principal operations exist or will exist (see Note 5).

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

     LONG-TERM DEBT, NET -- The fair value of the Exchange Notes was based on recent trading prices of the related debt. The fair value of the Pakistan Bridge Facility was estimated by management to be the same as the carrying amount as no significant change in prevailing interest rates had occurred since the issuance of the debt facility.

     The estimated fair values of the Company's financial assets
(liabilities) as of December 31 are summarized as follows (in thousands):

                                                              1997
                                                -------------------------------------
                                                  CARRYING AMOUNT        ESTIMATED
                                                                         FAIR VALUE
                                                ------------------    ---------------
Investment in affiliate held for sale......      $           1,873              1,873
Investment in affiliates carried on the
   cost method.............................                  9,369             10,383

Long-term debt, net........................                 75,466             74,754


(16)  SUBSEQUENT EVENTS

     In January 1998, the Board of Directors granted options to an employee to purchase 165,000 shares of common stock at an exercise price of $9.60 per share under the 1996 SO/SIP.

     In January 1998, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), a wholly owned subsidiary of IWC merged with and into Radio Movil Digital Americas, Inc. ("RMDA"). RMDA is a company engaged in the acquisition and operation of ESMR wireless dispatch communications services and the sale, lease and servicing of related equipment in certain countries of South America, particularly Brazil, Venezuela and Argentina. The aggregate consideration paid by IWC pursuant to the Merger Agreement, after giving effect to various purchase price adjustments set forth in the Merger Agreement, consisted of 5,381,009 shares of the Company's Series I redeemable convertible preferred stock with an aggregate liquidation preference of $73,871,000 and $4,800,000 in cash (collectively, the "Consideration"). Of the shares of Series I redeemable convertible preferred stock issued pursuant to the Merger Agreement, 4,652,608 shares were issued to the former security holders of RMDA, and the remaining 728,438 shares were deposited in escrow, pending future release to the former security holders of RMDA or to the Company in accordance with the Merger Agreement. All outstanding capital stock of RMDA as of January 23, 1998, was surrendered and the RMDA shareholders received their pro rata share of the equity portion of the Consideration paid by the Company, net of the escrowed shares. After closing of the merger, RMDA became a wholly-owned subsidiary of IWC. In the event of Company liquidation, the holders of Series I redeemable convertible preferred stock will be subordinate to Series G, H, J and F shareholders and PARI PASSU with the rights of Series B, C, D and E shareholders. Series I redeemable convertible preferred stock is redeemable at any time on or after the later of (i) such date as all of the Company's Exchange Notes and the Pakistan Bridge Facility have been repaid in full and (ii) December 31, 1998.

     The cash portion of the Consideration paid by the Company was financed using funds borrowed pursuant to an Amended and Restated Senior Secured Note and Warrant Purchase Agreement (the "RMDA Loan Agreement"), dated January 23, 1998, among the Company, RMDA and BT Foreign Investment Corporation. The RMDA Loan Agreement, which provides up to $35.0 million, works as a three-tiered facility, with (i) the first $15.0 million being a refinancing of existing RMDA Subordinated Convertible Notes, (ii) the next $10.0 million issued immediately upon closing of the Merger (the "Initial Closing", and together with the Subordinated Convertible Notes, the "Senior Secured Note") and (iii) another $10.0 million being available at such place and on such date in the future as may be mutually agreeable by the parties involved. The $25.0 million Senior Secured Note has a stated interest rate of 14.5% per annum with interest paid quarterly beginning May 23, 1998 (with the first payment including any accrued but unpaid interest on the previously existing Subordinated Convertible Notes) and principal due the earlier of August 23, 1999 or an Event of Default (as defined). The Senior Secured Note is collateralized by certain Brazilian assets of the Company. A warrant to purchase 155,840 shares of IWC's common stock at an exercise price of $0.01 per share was also issued in connection with the RMDA Loan Agreement (the "RMDA Loan Agreement Warrant").

     In January 1998, as a result of the RMDA Loan Agreement Warrant and pursuant to the terms of the Unit Warrants, the number of shares of the Company's common stock issuable upon exercise of the Unit Warrants increased by 14,594 shares to an aggregate of 2,917,326 shares.

     In February 1998, pursuant to the terms of the IWCH Pakistan Facility, the number of shares of the Company's common stock issuable upon exercise of the Initial Pakistan Warrants increased by 196,018 shares to an aggregate of 889,594. As a result, pursuant to the terms of the Unit Warrants, the number of shares of the Company's common stock issuable upon exercise of the Unit Warrants increased by 18,334 shares to an aggregate of 2,935,660 shares.

     In February 1998, the Company signed a binding letter of intent with an unrelated third party to sell PeruTel and RMDA's interests in Ecuador and Chile for total cash consideration of $3,125,000 subject to adjustments as outlined in the letter of intent.

     In March 1998, the Company signed a letter agreement with an unrelated third party to sell RMDA's interests in Venezuela for total cash consideration of $19,500,000, subject to adjustments as outlined in the letter of intent.

     In March 1998, the Company agreed on a repayment plan for its $500,000 note receivable to an unrelated third party that was issued in March 1997 and received the first installment of $100,000. The Company expects to collect the remainder of the note during 1998.

     In March 1998, the Company completed the first closing (the "First Closing") of its Series J Preferred Stock and Warrant financing (the "Series J Financing") with a $10.0 million investment from Vanguard by issuing 789,266 shares of its Series J redeemable convertible preferred stock (the "Vanguard Series J Preferred Stock and Warrant Purchase Agreement"). The Company expects to raise up to a total of $18.0 million (the "Face Amount") from the Series J Financing. Vanguard committed to and funded $10.0 million of the facility with all existing IWC shareholders having the option to participate at their pro rata share of the $18.0 million Face Amount to raise up to an additional $8.0 million (the "Second Closing"). The Second Closing is expected to close 45 days after the First Closing. In the event of Company liquidation, the holders of Series J redeemable convertible preferred stock will be subordinate to Series G and H shareholders and be superior to the rights of all other shareholders. Series J redeemable convertible preferred stock is redeemable at any time on or after the later of (i) such date as all of the Company's Exchange Notes and the Pakistan Bridge Facility have been repaid in full and (ii) December 31, 1998. In connection with the Series J Financing, the Company issued a warrant to purchase shares of the Company's common stock at an exercise price of $0.01 per share (the "Series J Financing Warrant"). The number of shares issuable of the Company's common stock at the First Closing upon exercise of such warrant is initially set at 173,638 and increases upon the occurrence of certain events. Additional warrants will be issued upon the Second Closing.

     As part of the Vanguard Series J Preferred Stock and Warrant Purchase Agreement, Vanguard shall have the right to exchange (the "Exchange Right"), upon the closing of an IPO, its direct or indirect equity interests in Star Digitel and Mobilink and any other of the Company's core investments (as defined) that Vanguard may acquire an interest in (collectively, the "Vanguard Assets"), into the Company's common stock. Such Exchange Right is contingent upon, but shall occur prior to an IPO, to allow the Company to include the Vanguard Assets in the offering document. The conversion of the Vanguard Assets shall be valued on a per share basis at the midpoint of the underwriter's valuation for the Vanguard Assets entities which form the basis of the IPO pricing, net of any discounts applicable to the Company's interests.

     Concurrent with the Series J Financing, the Company entered into a Support Services Agreement with Vanguard (the "Vanguard Support Services Agreement") whereby Vanguard will assist Star Digitel for a period of up to one year in (i) completing its proposed unit offering of notes and warrants or alternative financing, and (ii) entering into an equipment financing agreement with a vendor in exchange for a warrant to purchase 323,408 shares of common stock at an exercise price of $0.01 per share (the "Vanguard Support Services Agreement Warrant"). Such warrant will vest (i) 50% upon Star Digitel raising $50.0 million in the proposed unit offering or alternative financing and (ii) 50% upon Star Digitel entering into an equipment supply agreement with a vendor with financing up to $150.0 million for such equipment.

     In March 1998, as a result of the Series J Financing Warrant and the Vanguard Support Services Agreement Warrant pursuant to the terms of the Unit Warrants, the number of shares of the Company's common stock issuable upon exercise of the Unit Warrants increased by 45,339 shares to 2,980,999 shares.

     In March 1998, pursuant to the terms of the Vanguard Star Digitel Guarantee, the number of shares of the

Company's common stock issuable upon exercise of the Vanguard Star Digitel Guarantee warrant increased by 52,080 shares to an aggregate of 172,763. As a result, pursuant to the terms of the Unit Warrants, the number of shares of the Company's common stock issuable upon exercise of the Unit Warrants increased by 4,825 shares to an aggregate of 2,985,824 shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

                                                               PART III

ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT

           The directors, executive officers and key employees of the Company as of March 31, 1998 were as follows:

NAME                                                            AGE                                POSITION
----                                                            ---                                --------
Haynes G. Griffin(1)(4).................................         50    Chairman of the Board
John D. Lockton.........................................         60    Vice Chairman of the Board
Hugh B. L. McClung......................................         55    Vice Chairman of the Board
Van E. Snowdon(4).......................................         41    Director, President and Chief Executive Officer
Clarence "Sam" Endy.....................................         59    Executive Vice President and Chief Operating Officer
Robin M.G. Maule........................................         56    Senior Vice President, Business Development--Asia
Roger Quayle............................................         43    Senior Vice President, Technology
Steven D. Overly........................................         39    Senior Vice President, General Counsel
David T. Venn...........................................         38    Senior Vice President, Operations--Asia
Keith D. Taylor.........................................         36    Vice President and Controller
Sanford L. Antignas(4)..................................         36    Director
Carl C. Cordova III(1)(2)(3)(4).........................         36    Director
Stephen R. Leeolou......................................         42    Director
John S. McCarthy(2)(4)..................................         49    Director
Brian Rich(4)...........................................         36    Director

___________________

(1)   Member of Compensation Committee.
(2)   Member of Audit Committee.
(3)   Member of Option Committee.
(4)   Member of Finance Subcommittee.

           MR. GRIFFIN has served as Chairman of the Board of Directors of the Company since June 1996. Mr. Griffin is a co-founder of Vanguard, and has served as Chairman of the Board and Co-Chief Executive Officer of Vanguard since November 1996. From July 1984 to November 1996, he was President and Chief Executive Officer of Vanguard. Mr. Griffin also serves as a director of Lexington Global Asset Managers, Inc. and Geotek Communications, Inc. Mr. Griffin holds a B.A. from Princeton University.

           MR. LOCKTON is a co-founder of the Company and has served as Vice Chairman of the Board of Directors since March 1998. From January 1992 to March 1998, he served as President, Chief Executive Officer and a director of the Company. From May 1990 to August 1991, he was Managing Partner of Corporate Technology Partners ("CTP"), a partnership formed to pursue wireless communications licenses and form local wireless communications businesses in developing countries, which was the predecessor to the Company. In August 1988, he founded Cellular Data, Inc., a wireless company, and Star Associates, Inc., a cellular radio RSA company. From December 1983 to
July 1986, Mr. Lockton was Executive Vice President for Pacific Bell Company, with responsibility for more than 20,000 employees and $10 billion in revenues including the Pacific Bell wireless business. From November 1980 to September 1983, Mr. Lockton was President of Warner Amex (now Time Warner) Cable Television, Inc. From 1968 to 1980, he served in various positions with Dun and Bradstreet Corporation, including President of Dun and Bradstreet International and President of Moody's Investor Services, Inc. Mr. Lockton was a director of Interactive Network, Inc., a wireless based interactive television company, from December 1987 to April 1996 and was Chairman of the Board of Directors until December 1994. He was also a director of Centex Telemanagement, Inc., a shared access telephone service provider from May 1992 until the company was acquired by MFS, Inc. in July 1994. Mr. Lockton holds a B.A. in Economics from Yale

University, an L.L.B. from Harvard Law School and an Executive M.B.A. from the Columbia University Business School.

           MR. MCCLUNG is a co-founder of the Company and has served as a director of the Company since its inception in January 1992 and as Vice Chairman of the Board of Directors since December 1995. Mr. McClung served as Chairman of the Board of Directors of the Company from January 1992 to December 1995, and served as Chief Financial Officer of the Company from January 1992 until April 1995. From 1986 to 1991, he was a general partner of CTP, which he co-founded to pursue wireless communications licenses and form local wireless communications businesses in developing countries. Mr. McClung holds a B.A. in Economics and an M.B.A. from the University of Washington.

           MR. SNOWDON has served as a director of the Company since March 1996 and as President and Chief Executive Officer since March 1998. From August 1995 to March 1998, Mr. Snowdon had served as President and Vice President of Vanguard Communications, Inc., a subsidiary of Vanguard. From January 1992 to August 1995, he was Vice President of Vanguard International Telecommunications, Inc., a subsidiary of Vanguard. Mr. Snowdon also serves on the Board of Directors of Cellular Telecommunications Services, Ltd., and Digitel Telecommunications Services Ltd. Mr. Snowdon holds a B.S. in Management, a B.S. in Marketing and an M.B.A. from James Madison University.

           MR. ENDY has served as Chief Operating Officer of the Company since June 1996 and has served as Executive Vice President of the Company since August 1994. In addition, since August 1997, Mr. Endy has responsibility for the Company's Asian operations. From July 1988 to May 1994, Mr. Endy held the positions of Senior Vice President, Sales and Service, Senior Vice President, Sales and Marketing, and Chief Service Officer at Centex Telemanagement, Inc., a telecommunications management company. From 1982 to 1988, Mr. Endy was with Sprint Communications, Inc., most recently as Corporate Vice President for Operations, where he was responsible for the management and operation of the national and international network optical fiber and switching network. From 1977 to 1982, Mr. Endy served as a tenured professor and Deputy Head, Department of Electrical Engineering at the U.S. Military Academy at West Point, N.Y.
Mr. Endy holds a B.S. in Military Science from the U.S. Military Academy, West Point, an M.S. in Electrical Engineering from Purdue University and a Ph.D. in Electrical Engineering from Purdue University.

           MR. MAULE has served as Senior Vice President, Business Development-Asia, of the Company since January 1997. From 1994 to October 1996, Mr. Maule served as Chief Operating Officer of Mobisel. From 1993 to 1994 Mr. Maule served as a consultant for Islacom, a Philippine telecommunications network operator, where he was responsible for the design and construction of a fixed telephone network, international gateway and nationwide GSM network. From July 1987 to 1993, Mr. Maule served as Group Director of Strategic Planning of Hutchison Telecom, a Hong Kong telecommunications network operator. From 1972 to July 1987, Mr. Maule held various positions with Motorola in Asia. Mr. Maule holds a B.S. in Math and Physics from St. Andrews University and an HNC in Electronics and Business Studies from Reading Technical College.

           MR. OVERLY has served as Senior Vice President and General Counsel of the Company since February 2, 1998. From 1992 to January 1998, Mr. Overly was Vice President and General Counsel of Lockheed Martin Telecommunications (including its predecessors, Martin Marietta Astro Space and GE Astro Space), a major satellite manufacturer and telecommunications service provider. From 1990 to 1992, Mr. Overly was Division Counsel, Aircraft Electronics & Defense Systems Division, General Electric Company. Mr. Overly holds a B.A. in Political Science from Gettysburg College, an M.P.A. from Pennsylvania State University, a J.D. from Stetson University College of Law and a Master of Laws in International and Comparative Law from Georgetown University.

           MR. QUAYLE has served as Senior Vice President, Technology of the Company since May 1996. From May 1995 to April 1996, he served as the Company's Vice President, Technology, and from August 1994 to May 1995, he served as the Company's Vice President, Asian Operations. From July 1991 to August 1996,
Mr. Quayle held various management positions with Broadcast Communications Ltd., a New Zealand broadcasting and telecommunications network and engineering company, most recently as General Manager of Technology and

Business Development, in which he was responsible for developing wireless communications and media strategies and for developing international businesses. From 1989 to 1991, Mr. Quayle was Senior Consultant and Principal of Amos Aked Swift, an Australian telecommunications consulting company, engaged primarily in assisting clients to develop new wireless businesses. Prior to that time, he was the founder and Managing Director of Datacomm Equipment Ltd., a New Zealand data communications products and services company.

           MR. VENN has served as Senior Vice President, Operations-Asia of the Company since May 1997. From May 1994 to May 1997, Mr. Venn was Managing Director of London Interconnect, Ltd., a telecommunications and multimedia company in London, where he was responsible for building and managing a new high speed networking operation, an advertising sales operation and a pay-per-view TV service. From May 1992 to May 1994, Mr. Venn served as a director of Focus Business Services, Ltd., a management consulting company. From December 1989 to July 1991, Mr. Venn served as International Product Development Manager for Hong Kong Telephone Co., Ltd. From 1983 to December 1989, Mr. Venn held various positions with Mercury Communications, Ltd., a telecommunications company in the United Kingdom. Mr. Venn holds a B.S. in Telecommunications from University SouthWest and an M.B.A. from Ashridge Management College.

           MR. TAYLOR has served as a Vice President of the Company since October 1997 and Controller of the Company since February 1996. From March 1994 to February 1996, Mr. Taylor served as Senior Sector Analyst of Becton Dickinson & Company, a medical device manufacturer. From October 1989 to March 1994,
Mr. Taylor served as Manager, Financial Reporting of Becton Dickinson Canada, Inc. Mr. Taylor holds a B.B.A. in Accounting from Bishop's University and is a member of the Ontario Institute of Chartered Accountants.

           MR. ANTIGNAS has served as a director of the Company since December 1996. Mr. Antignas is a Principal of Bassini Playfair + Associates LLC, an emerging markets equity investment firm, which he joined in April 1996. From August 1994 to April 1996, he was Director of International Direct Investments for a unit of American International Group, Inc., and from September 1987 to August 1994, he held various positions with GE Capital Corporation. Mr. Antignas is a Certified Public Accountant, having previously been employed by Deloitte Haskins & Sells. Mr. Antignas holds a B.S. in Business Administration from the University of California, Berkeley and an M.B.A. from New York University.

           MR. CORDOVA has served as a director of the Company since December 1995. Mr. Cordova is a Principal of Electra Fleming Inc., an affiliate of Electra Investment Trust PLC ("Electra"), which he joined in 1993. He serves on the Boards of Directors of a number of companies. Prior to joining Electra Fleming Inc., he was a Vice President of Columbia Capital Group. Mr. Cordova received a B.A. from Gettysburg College and an M.B.A. from The Wharton School of the University of Pennsylvania.

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

           MR. MCCARTHY has served as a director of the Company since May 1993. Since December 1984, Mr. McCarthy has been a General Partner of Gateway Associates, a venture capital firm which he co-founded ("Gateway Associates"). Mr. McCarthy serves on the Board of Directors of Transaction Network Services, Inc., a publicly held electronic data telecommunications company. Mr. McCarthy also serves on the boards of directors of Tek Now, Inc., a paging networks system company, NetSolve, Inc., a data communications network company, Savvis Communications Corp., a ATM network provider, and Omnilink Communication Corp., an ISDN terminal products manufacturer. Mr. McCarthy holds a B.S. in Business from Washington University and an M.B.A. from St. Louis University.

           MR. RICH has served as a director of the Company since December 1995. Since July 1995, Mr. Rich has served as Managing Director and Group Head of Toronto-Dominion Capital, the U.S. merchant bank affiliate of The
Toronto-Dominion Bank. From September 1990 to July 1995 he served as Managing Director of the

Communications Finance Group of The Toronto-Dominion Bank where he focused on transactions in the wireless communications, cable and broadcast industries. Mr. Rich also serves as a member of the Board of Directors of Teletrac, Inc., a vehicle location company, and InterAct, Inc., an electronic couponing and brand promotion company. Mr. Rich holds a B.S. in Engineering from the State University of New York at Buffalo and an M.B.A. from Columbia University.

           The Company currently has authorized eleven directors with nine directors currently serving and two vacancies. Each director holds office until the next annual meeting of stockholders or until his successor is duly elected and qualified. The Officers serve at the discretion of the Board of directors of the Company.

COMMITTEES OF THE BOARD OF DIRECTORS

           The Board of Directors currently has four standing committees: (i) an Audit Committee (the "Audit Committee"); (ii) a Compensation Committee (the "Compensation Committee"); (iii) an Option Committee (the "Option Committee") and (iv) a Finance Subcommittee (the "Finance Subcommittee"). The Board of Directors has from time to time established other committees to assist in the discharge of its responsibilities.

           The duties of the Audit Committee include recommending independent auditors to the Board of Directors, reviewing the intended scope of the annual audit, the audit methods and principles being applied by the independent auditors and the fees charged by the independent auditors, reviewing and discussing the results of the audit, reviewing the Company's significant accounting principles, policies and practices and undertaking related matters. KPMG Peat Marwick LLP presently serves as the independent auditors of the Company. The Audit Committee is currently comprised of Messrs. Cordova and McCarthy.

           The duties of the Compensation Committee include providing guidance and periodic monitoring for all corporate compensation, benefit, perquisite and employee equity programs, including those for all corporate officers, and succession planning for corporate officers, other than the 1996 Stock Incentive Plan (as defined herein). The Compensation Committee is currently comprised of Messrs. Cordova and Griffin. The duties of the Option Committee include administering the 1996 Stock Incentive Plan. The Option Committee is currently comprised of Mr. Cordova.

           The duties of the Finance Subcommittee consist of such matters as are delegated to it from time to time by the Board of Directors. The Finance Subcommittee is currently comprised of Messrs. Antignas, Cordova, Griffin, McCarthy, Rich and Snowdon.

ARRANGEMENTS CONCERNING ELECTION OF DIRECTORS

           Pursuant to the Company's Amended and Restated Certificate of Incorporation (the "Certificate"), (i) Vanguard, as the holder of Series E Preferred Stock (as defined herein), is entitled to elect three directors to the Company's Board of Directors and (ii) for so long as 20% of the shares of Series F Preferred Stock (as defined herein) remain outstanding, the holders of Series F-1 Preferred Stock (as defined herein) are entitled to elect three directors, one of whom Electra has the right to elect, one of whom Central Investment Holdings, Inc. ("CIH") has the right to elect and one of whom Toronto-Dominion Investments Inc. ("TDI") has the right, subject to the conversion of its Series F-2 Preferred Stock (as defined herein) into Series F-1 Preferred Stock, to elect (subject, in each case, to minimum stock ownership requirements). Pursuant to the Investor Rights Agreement ("IRA", as defined herein), upon termination of the rights referred to in clause (ii) of the preceding sentence, for so long as 20% of the Series F Preferred Stock or the Common Stock issued or issuable upon conversion thereof (the "Series F Conversion Shares") are held by Series F Holders (as defined in the IRA), holders of Preferred Stock and certain transferees thereof have agreed to vote for three directors designated by a majority of the Series F Conversion Shares, one of whom Electra has the right to designate, one of whom CIH has the right to designate and one of whom TDI has the right to designate (subject, in each case, to minimum stock ownership requirements). The holders of Series F-1 Preferred Stock have certain additional rights with respect to the election of one additional director upon the occurrence of certain events specified in the Series F Purchase Agreement (as defined herein). In satisfaction of such provisions, the Company's Board of Directors presently includes: Messrs. Griffin, Leeolou and Snowdon, who are representatives of Vanguard; Mr. Cordova, who is a representative of Electra; and Mr. Rich, who is a representative of TDI. CIH has the right to elect a director to fill the one existing vacancy on the Board of Directors.

           Pursuant to a Memorandum of Understanding entered into in August 1997 among Vanguard, Electra and certain funds managed by BEA Associates or entities affiliated with BEA Associates (collectively, the "BEA Funds"), each of the parties agreed that until the Company completes an initial public offering or is sold or merges with another entity, it will not take any actions that would result in a representative of BEA Associates from being removed from the Board of Directors of the Company, so long as the BEA Funds retain their current level of ownership. As of November 15, 1997, the BEA Funds beneficially owned approximately 8.45% of the Company's Common Stock. Bassini Playfair+ Associates LLC is a consultant to BEA Associates and provides services to the BEA Funds with respect to their investment in the Company. Mr. Antignas, a Principal of Bassini Playfair+ Associates LLC, currently serves as the representative of the BEA Funds on the Company's Board of Directors.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS AND LIMITATION OF LIABILITY

           The Certificate limits the liability of the Company's directors for monetary damages arising from a breach of their fiduciary duty as directors, to the maximum extent permitted by the DGCL. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission. The Company's Bylaws provide that the Company shall indemnify its officers and directors to the fullest extent permitted by the DGCL. The Company has also entered into indemnification agreements with its officers, directors, and certain other employees containing provisions that may require the Company, among other things, to indemnify such persons against certain liabilities that may arise by reason of their status or service as officers, directors or employees of the Company (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

ITEM 11.   EXECUTIVE COMPENSATION

           The following table sets forth the compensation earned by the Company's Chief Executive Officer and four other most highly compensated executive officers, each of whom earned salary and bonus for the fiscal year ended December 31, 1997 in excess of $100,000 (collectively, the "Named Officers"), for services rendered in all capacities to the Company during its previous fiscal year.

                                                    SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                                                                  COMPENSATION
                                                                   ANNUAL COMPENSATION               AWARDS
                                                        ----------------------------------------  ------------
                                                                                                   SECURITIES       ALL OTHER
                                                                                                   UNDERLYING      COMPENSATION
           NAME AND PRINCIPAL POSITION(1)                YEAR          SALARY($)       BONUS($)    OPTIONS(#)         ($)(2)
-----------------------------------------------------  --------     --------------    ----------  -------------   -------------
John D. Lockton                                          1997          180,000         70,200         51,573          2,327
      Former President and Chief Executive Officer,      1996          157,500         50,000        200,000          2,327
      Vice Chairman of the Board(3)                      1995          120,000         50,000              0          2,327

Hugh B.L. McClung                                        1997          180,000         70,200         51,573          2,695
      Vice Chairman of the Board                         1996          157,500         50,000        200,000          4,115
                                                         1995          120,000         50,000              0          2,574

Clarence Endy                                            1997          205,000         61,500         33,154          3,973
      Executive Vice President                           1996          195,000         45,000         40,000          3,804
      Operations and Chief Operating Officer             1995          195,000         20,000              0          3,804

Douglas S. Sinclair(4)                                   1997          165,000         38,775         28,733         47,745(5)
      Former Executive Vice President and                1996          155,000         38,000         36,000         48,383(5)
      Chief Financial Officer                            1995          100,104         15,000        120,000        116,122(5)

James M. Dixon(6)                                        1997          147,126         60,000        120,000             --
      Former Executive Vice President

________________________

(1) Table does not include Van E. Snowdon, President and Chief Executive Officer of the Company, who joined the Company in March 1998 and whose annualized base salary for 1998 is $250,000, and Steven D. Overly, Senior Vice President and General Counsel, who joined the Company in February 1998 and whose annualized base salary for 1998 is $230,000.

(2) Represents premium for life insurance paid by the Company, unless otherwise noted.

(3) Mr. Lockton resigned as President and Chief Executive Officer and was elected Vice Chairman of the Board in March 1998.

(4)   Mr. Sinclair ceased serving as Executive Vice President and
      Chief Financial Officer in March 1998.

(5) Includes a cost of living adjustment of $47,745 paid by the Company in 1997, a cost of living adjustment of $47,745 and life insurance premiums in the amount of $638 paid by the Company in 1996 and a cost of living adjustment of $47,480 and reimbursement for relocation expenses of $68,642 in 1995.

(6) Mr. Dixon ceased serving as an Executive Vice President of the Company in February 1998.

OPTION GRANTS IN LAST FISCAL YEAR

           The following table contains information concerning the stock option grants made to each of the Named Officers for the fiscal year ended December 31, 1997.

                                             OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                      POTENTIAL REALIZABLE
                                                                                                        VALUE AT ASSUMED
                                                                                                      ANNUAL RATES OF STOCK
                                                                                                       PRICE APPRECIATION
                                       INDIVIDUAL GRANTS                                               FOR OPTION TERM(3)
                             ---------------------------------------                               --------------------------
                                   NUMBER OF          % OF TOTAL
                                   SHARES OF            OPTIONS
                                 COMMON STOCK         GRANTED TO      EXERCISE
                              UNDERLYING OPTIONS     EMPLOYEES IN       PRICE         EXPIRATION
            NAME                GRANTED (#)(1)        FISCAL YEAR     ($/SH)(2)          DATE         5% ($)       10%($)
------------------------------------------------- ---------------- --------------- --------------- ------------ ------------
John D. Lockton............          51,573               6%           $9.375           2/3/07        304,067       770,567
Hugh B.L. McClung..........          51,573               6%            9.375           2/3/07        304,067       770,567
Clarence Endy..............          33,154               4%            9.375           2/3/07        195,472       495,365
Douglas S. Sinclair........          28,733               3%            9.375           2/3/07        169,405       429,307
James M. Dixon.............         120,000              13%            9.375           2/3/07        707,506     1,792,960

____________

(1) Each option is immediately exercisable. The shares purchased thereunder are subject to repurchase by the Company at the original exercise price paid per share upon the optionee's cessation of service prior to vesting in such shares. The repurchase right lapses and the optionee vests as to 25% of the option shares upon completion of one year of service from the date of grant and the balance in a series of equal monthly installments over the next 36 months of service thereafter. The option shares will vest upon an acquisition of the Company by merger or asset sale, unless the Company's repurchase right with respect to the unvested option shares is transferred to the acquiring entity. The options have a maximum term of ten years, subject to earlier termination in the event of the optionee's cessation of employment with the Company.

(2) The exercise price may be paid in cash, in shares of the Company's Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also, at its discretion, finance the option exercise by lending the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise.

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

OPTION EXERCISES AND FISCAL YEAR-END VALUES

           The following table sets forth information concerning option holdings for the fiscal year ended December 31, 1997 with respect to each of the Named Officers. No options were exercised during the fiscal year ended December 31, 1997, and no stock appreciation rights were exercised during such year or were outstanding at the end of that year.

                                                 FISCAL YEAR END OPTION VALUES

                                                                  NUMBER OF SHARES OF
                                                                      COMMON STOCK                     VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED                    IN-THE-MONEY
                                                                     OPTIONS AS OF                         OPTIONS AS OF
                                                                 DECEMBER 31, 1997 (#)                 DECEMBER 31, 1997 ($)
                                                                 ---------------------                 ---------------------
          NAME                                              EXERCISABLE       UNEXERCISABLE        EXERCISABLE      UNEXERCISABLE
          ----                                              -----------       -------------        -----------      -------------
          John D. Lockton..........................           331,573               0               $1,054,604           0
          Hugh B. L. McClung.......................           331,573               0               $1,054,604           0
          Clarence Endy............................           213,154               0               $1,375,460           0
          Douglas S. Sinclair......................           184,733               0                 $461,565           0
          James M. Dixon...........................           120,000               0                  $27,000           0

______________

(1) Based on the estimated fair market value of Common Stock as of December 31, 1997 ($9.60 per share) less the exercise price payable for such shares.

(2) The options are immediately exercisable for all the option shares, but any shares of Common Stock purchased under the options will be subject to repurchase by the Company at the original exercise price per share upon the optionee's cessation of service prior to vesting in such shares. The repurchase right had lapsed as to the following number of shares as of December 31, 1997: Mr. Lockton--154,165 shares; Mr. McClung--167,499 shares; Mr. Endy--134,165 shares; Mr. Sinclair--94,998 shares; and Mr. Dixon--0 shares.

DIRECTOR COMPENSATION

           Directors other than Haynes G. Griffin do not receive any cash compensation for their service as members of the Board of Directors, although they are reimbursed for their expenses in attending Board and Committee meetings. Mr. Griffin receives compensation in the amount of $50,000 per year for his services as an employee and Chairman of the Board. Further, certain outside directors have been granted options to purchase shares of Common Stock in connection with their service as directors of the Company as follows: Van E. Snowdon-14,735 shares at an exercise price of $9.375 per share granted in February 1997 and 65,250 shares at an exercise price of $9.375 granted in May 1997; Stephen R. Leeolou-80,000 shares at an exercise price of $8.125 per share granted in March 1996; and John S. McCarthy-12,000 shares at an exercise price of $2.00 per share granted in October 1994. The foregoing option grants exclude options to purchase an aggregate of 465,250 shares of Common Stock at an exercise price of $9.375 per share granted to Messrs. Griffin and Snowdon pursuant to the Vanguard Warrant Exchange (as defined herein). See "Certain Relationships and Related Transactions--Vanguard Warrant Exchange."

EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL ARRANGEMENTS

           The Company does not currently have employment contracts with the Named Officers, except as described below.

           In April 1997, the Company entered into an employment agreement with Mr. Dixon pursuant to which he became an Executive Vice President of the Company. The agreement provided for an annual salary of $200,000 plus a target bonus (guaranteed for 1997) equal to 30% of salary and a performance-based bonus payable in cash or

Common Stock based on the achievement of certain targets relating to the valuation of the Company's Latin American operations. Mr. Dixon's employment agreement also provided that if Mr. Dixon's severance payments from his prior employer ceased or were reduced for any reason prior to the end of 1997, the Company would make payments to Mr. Dixon in an amount equal to such reduction, up to a maximum of $150,000. In addition, the agreement provided that the Company would pay Mr. Dixon certain relocation expenses if he moved to a location closer to Latin America at the Company's request. Further, pursuant to the agreement the Company granted Mr. Dixon an option to purchase 120,000 shares of Common Stock at $9.375 per share. The agreement also provided for payment of one-half year of salary plus any accrued bonus up to the date of termination if Mr. Dixon were terminated for any reason other than for cause. In February 1998, the Company entered into a settlement agreement with Mr. Dixon pursuant to which the employment agreement was terminated and Mr. Dixon resigned as Executive Vice President of the Company. The agreement provides a cash bonus to Mr. Dixon in the amount of $60,000, payable in four equal installments commencing April 1, 1998. The agreement also provides that the Company will make four additional payments to Mr. Dixon in the amount of $23,000 each commencing on April 1, 1998.

           In March 1998, the Company entered into an agreement with John D. Lockton concerning the terms of Mr. Lockton's resignation as President and Chief Executive Officer of the Company. The agreement guarantees Mr. Lockton employment or pay in lieu of employment for one year as the Vice Chairman of the Company with a salary of $180,000. The agreement also provides guaranteed bonuses for 1997 and 1998 in the sum of $70,200 for each year. In addition, Mr. Lockton's stock options will continue to vest regardless of his employment with the Company. Further, pursuant to the agreement, Mr. Lockton has agreed not to compete with the Company for a period of three years in the wireless industry in any country in which the Company is doing business, or commences doing business within 90 days of March 2, 1999.

           In February 1998, the Company entered into a settlement agreement with Douglas S. Sinclair pursuant to which Mr. Sinclair resigned as Executive Vice President and Chief Financial Officer of the Company. The agreement provides a cash bonus to Mr. Sinclair in the amount of $38,750 payable on July 1, 1998. The agreement also provides that the Company will pay a monthly severance payment to Mr. Sinclair of $13,750 per month over a nine month period commencing on March 6, 1998.

           The Option Committee has the authority to provide for accelerated vesting of Common Stock subject to outstanding options, in connection with certain changes in control in the Company or termination of employment following such change in control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           The Compensation Committee consists of Messrs. Griffin and Cordova. Mr. Griffin serves as its Chairman. Mr. Griffin is Chairman of the Board of Directors and an employee of the Company and Chairman of the Board and Co-Chief Executive Officer of Vanguard. Mr. Cordova is a principal of Electra Fleming, Inc., an affiliate of Electra. As of December 31, 1997, Vanguard and Electra each held more than 5% of a class of outstanding voting equity securities of the Company.

           In May 1994, the Company issued May 1994 Bridge Notes (as defined herein) in a principal amount of $770,234 to Vanguard. In connection with such financing, the Company issued warrants exercisable for shares of Series D Preferred Stock (as defined herein), including warrants to purchase 17,640 shares issued to Vanguard.

           In the Series D Financing (as defined herein), the Company sold 445,400 shares of Series D Preferred Stock to Vanguard for an aggregate purchase price of $2,917,370, including cancellation of a May 1994 Bridge Note in the principal amount of $770,234. In connection with the Series D Financing, Vanguard loaned $1.8 million to the Company in exchange for two convertible notes in the amount of $900,000 each. On April 26, 1996, Vanguard converted both notes, as amended, into an aggregate of 274,800 shares of Series D Preferred Stock.

           On April 6, 1995, the Company issued April 6, 1995 Bridge Notes (as defined herein) in the principal amount of $390,000 to Vanguard, which were canceled in a subsequent financing. In connection with issuing such notes, the Company issued warrants exercisable for shares of Series D Preferred Stock, including warrants to purchase 5,960 shares issued to Vanguard.

           On April 24, April 25, and June 27, 1995, the Company issued the April 24, 1995 Bridge Notes (as defined herein) in principal amounts of $1,541,070 to Vanguard. Of the $1,541,070 loaned by Vanguard, $390,000 was in the form of cancellation of the April 6, 1995 Bridge Note held by Vanguard.

           On July 31, 1995, the Company issued the First July 1995 Vanguard Note (as defined herein) in the principal amount of $1,485,000 to Vanguard. The Company paid Vanguard a $20,000 fee in connection with the transaction. The First July 1995 Vanguard Note was canceled in the Series F Financing (as defined herein). The Company also issued Vanguard, for a purchase price of $15,000, warrants to purchase 32,000 shares of Series F-1 Preferred Stock at an exercise price of $9.375 per share.

           In the July 1995 Financing (as defined herein), the Company issued additional notes in the principal amount of $1,490,013 to Vanguard. The Company also issued (i) 380,880 shares of Series D Preferred Stock to Vanguard and
(ii) warrants to purchase shares of Series F-1 Preferred Stock (not including the warrant issued to Vanguard in connection with the First July 1995 Vanguard
Note) at an exercise price of $9.375 per share, including warrants to purchase 32,120 shares issued to Vanguard. Certain notes previously issued by the Company were canceled in the July 1995 Financing.

           In November and December 1995, the Company borrowed $1,000,000 from Vanguard and issued the Winter 1995 Notes (as defined herein) that bore interest at 10% per annum. In connection with these transactions, the Company paid loan fees of $30,000 to Vanguard.

           In the Series F Financing, the Company sold Series F-1 Preferred Stock to Electra (1,066,640 shares for an aggregate purchase price of $9,999,750) and Vanguard (424,000 shares for an aggregate purchase price of $3,975,000, including the conversion of certain outstanding notes). In connection with Series F Financing, the Company paid fees of $265,000 to Vanguard.

           In April 1997, Vanguard purchased a 7% equity interest in Star Digitel directly from STHL, a shareholder in Star Digitel. In September 1997, at the request of IWC China Limited (as defined herein), Vanguard guaranteed $4.0 million of indebtedness incurred by Star Digitel. Pursuant to a Reimbursement Agreement, IWC China Limited agreed to pay Vanguard (i) an up-front fee of $240,000 in cash, (ii) a quarterly in-kind guarantee fee at an initial rate of 6.75% that increases over time to 17.75% (iii) a guarantee fee payable in Star Digitel Shares (as defined herein) owned by IWC China Limited if Vanguard is required to make any payments under the guarantee and (iv) a guarantee fee equal to 40% of the outstanding Star Digitel Shares if the guarantee is not permanently released and discharged within a specified period after the occurrence of certain financings and asset sales by the Company and certain related entities. In addition, the Company granted Vanguard a ten-year warrant to purchase shares of its Common Stock at an exercise price of $.01 per share. The number of shares issuable upon exercise of the warrant is initially set at 68,817 and increases in quarterly increments thereafter until Vanguard's obligations under the guarantee have been permanently released and discharged.

           In August 1997, Vanguard Pakistan, Inc., a wholly owned subsidiary of Vanguard ("VPI"), acquired an indirect 6% interest in Mobilink by acquiring an equity interest in International Wireless Communications Pakistan, Limited ("IWCPL"). In addition, pursuant to the Pakistan Facilities entered into by the Company and PWH in August 1997, (i) PWH issued the PWH Pakistan Notes to Vanguard in the principal amount of $3,034,483 and (ii) the Company obtained commitments to receive $965,517 of additional debt financing from Vanguard. Pursuant to such commitments, in October and December 1997, the Company issued the IWCH Pakistan Notes to Vanguard in the aggregate principal amount of $965,517. In addition, pursuant to the Pakistan Facilities, (i) Vanguard received, or are eligible to receive certain commitment and issuance fees,
(ii) Vanguard received Pakistan Initial Warrants (as defined herein) currently exercisable to purchase 122,704 shares of Common Stock at an exercise price of $0.01 per share (with the number of shares issuable upon exercise of such warrants increasing over time) and (iii) Vanguard will receive certain Pakistan

Liquidity Warrants (as defined herein) upon the repayment of the IWCH Pakinstan Facility.

           In August 1997, Vanguard Pakistan, Inc., a wholly owned subsidiary of Vanguard ("VPI"), acquired an indirect 6% equity interest in Mobilink by acquiring an equity interest in IWCPL. Pursuant to the IWC Group Agreement entered into between PWH and VPI in August 1997 (the "IWC Group Agreement"),
(i) PWH and VPI agreed that each party could exercise certain rights and perform certain duties of the other party under the IWCPL shareholders agreement, if such other party was unable or unwilling to do so, and (ii) VPI entered into a voting trust agreement whereby it granted an officer of PWH the right to vote all voting securities of IWCPL now owned or hereafter acquired by VPI during the term of the voting trust. Pursuant to a letter agreement between PWH and VPI in February 1998, VPI exercised its right under
Section 2.5 of the IWC Group Agreement to make a capital contribution to IWCPL on behalf of PWH by purchasing 1,240,275 redeemable preference shares of IWCPL for $1,240,275. Pursuant to the letter agreement, PWH has the right to purchase the shares at any time on or before May 16, 1998 for a purchase price of $1.00 per share and VPI has the right to put the shares to PWH at any time on or before May 16, 1998 for a purchase price of $1.00 per share.
In addition, PWH has agreed to pay VPI a fee of $18,600 pursuant to the letter agreement.

           Pursuant to the Vanguard Project Exchange, the Company acquired the interests or rights to acquire interests of Vanguard Sub (as defined herein) in ten wireless projects in Indonesia, New Zealand, Brazil, India and Pakistan in exchange for 3,972,240 shares of Series E Preferred Stock. Vanguard's cost of acquiring such projects was in excess of approximately $550,000.

           Pursuant to the Vanguard Warrant Exchange, Vanguard surrendered then-outstanding warrants to purchase 323,880 shares of the Company's Series C Preferred Stock (as defined herein), 416,720 shares of its Series D Preferred Stock and 64,120 shares of its Series F Preferred Stock in exchange for the issuance by the Company of a warrant to acquire 249,970 shares of Common Stock at a purchase price of $0.25 per share and second warrant to purchase 554,750 shares of Common Stock at an exercise price of $9.375 per share. The second warrant was subsequently surrendered by Vanguard in exchange for the issuance to certain officers and employees of Vanguard of an option to purchase 53,330 shares of Common Stock at an exercise price of $9.375 per share under the 1996 Stock Incentive Plan and options to purchase an aggregate of 501,420 shares of Common Stock at a purchase price of $9.375 per share outside the Prior Stock Plan, including options granted to the following directors of the Company:
Haynes G. Griffin-400,000 shares; and Van E. Snowdon-65,250 shares. Pursuant to the Vanguard Warrant Exchange, Vanguard agreed to guarantee from time to time up to an aggregate of $3.2 million of indebtedness incurred by the Company or its wholly owned subsidiaries until the Company receives at least $3.2 million in alternative debt financing or consummates an initial public offering of its Common Stock, but in no event later than February 3, 1999.

           On March 10, 1998, Vanguard purchased 789,266 shares of the Company's Series J Preferred Stock ("Series J Preferred Stock") and a related warrant to purchase the Company's Common Stock (a "Series J Warrant") for $10 million (the "Series J Financing"). The Series J Warrant has a ten-year term and an exercise price of $0.01 per share of Common Stock. The Series J Warrant is initially exercisable for 173,638 shares of Common Stock. The total number of shares issuable upon exercise of the Series J Warrant will increase to 299,921 shares on September 10, 1998 and 457,774 shares on December 10, 1998, unless on or before each such respective date the Company (i) raises at least $50 million through a combination of equity issuances (including equity issued in the Series J Financing) and/or qualifying asset sales or (ii) completes a Corporation Transaction (as defined).

           Pursuant to the Series J Preferred Stock and Warrant Purchase Agreement dated March 10, 1998 (the "Series J Agreement") between the Company and Vanguard, the Company, among other things: (i) agreed to certain restrictions on the use of net proceeds from the Series J Financing,
(ii) granted Vanguard certain rights to exchange its equity interest in Star Digitel, Mobilink and certain other qualifying operating companies of the Company (collectively, "Core Operating Companies") for shares of the Company's Common Stock, (iii) granted Vanguard certain co-sale rights if the Company transferred its equity interest in a Core Operating Company,
(iv) agreed to give all holders of the Company's capital stock and options and warrants to acquire such capital stock (other than holders of the Unit Warrants) a right of first offer to purchase a pro rata share of the Series J Preferred

Stock and related Series J Warrants offered for sale in the Series J Financing and (v) in certain circumstances, agreed to allow holders of Series J Preferred Stock and Series J Warrants purchased pursuant to the Series J Agreement to exchange such securities for securities issued by the Company and subsequent qualifying private placement of its equity securities. The SJPS Agreement contains certain other customary representations, warranties and covenants.

           In connection with the Series J Financing, the Company entered into the Eighth Amended and Restated Investor Rights Agreement dated as of March 10, 1998 with certain other investors and an Amended and Restated Registration Rights Agreement dated as of March 10, 1998 with certain holders of its securities. These agreements provide, among other things, for certain registration, first offer, co-sale, board observer, board representation and voting rights.

           In March 1998, the Company entered into a Support Services Agreement (the "Support Services Agreement") with Vanguard China, Inc. ("VCI"). Pursuant to the Support Services Agreement, the Company granted Vanguard a warrant to purchase up to 323,408 shares of its Common Stock (the "SSA Warrant Shares") in exchange for VCI agreeing to provide certain services relating to the financing of Star Digitel. One-half of the SSA Warrant Shares become exercisable upon Star Digitel executing definitive financing documents relating to a $50 million financing acceptable to Star Digitel's board of directors, and one-half of the SSA Warrant Shares become exercisable upon Star Digitel entering into an agreement for vendor financing acceptable to Star Digitel's board of directors. The SSA Warrant has a ten-year term and an exercise price of $0.01 per share of Common Stock.

           Van E. Snowdon was elected President and Chief Executive Officer of the Company in March 1998. Prior to such time, he had served as President of Vanguard Communications, Inc., a subsidiary of Vanguard. See "Item 11. Executive Compensation."

           For additional information regarding the above transactions, see "Certain Relationships and Related Transactions." For a description of compensation of executive officers and directors of the Company and the eligibility of executive officers and directors to participate in the 1996 Stock Incentive Plan, see other parts of this "Executive Compensation."

1996 STOCK INCENTIVE PLAN

           The 1996 Stock Option/Stock Issuance Plan (the "1996 Stock Incentive Plan") was initially adopted by the Board of Directors of the Company and approved by its stockholders on August 7, 1996. The 1996 Stock Incentive Plan is the successor to the International Wireless Communications, Inc. 1994 Stock Option/Stock Issuance Plan (the "1994 Plan"), and no additional options will be granted under the 1994 Plan. A total of 2,811,526 shares of Common Stock have been authorized for issuance under the 1996 Stock Incentive Plan. January 1998, the Board of Directors approved the reservation of an additional 2,000,000 shares of Common Stock for issuance pursuant to the 1996 Stock Incentive Plan, subject to stockholder approval.

           The individuals eligible to receive option grants or share issuances under the 1996 Stock Incentive Plan are employees (including officers and directors), non-employee members of the Board of Directors and consultants of the Company or any parent or subsidiary corporation. As of December 31, 1997 options to purchase a total of 2,501,057 shares of Common Stock were outstanding under the 1996 Stock Incentive Plan. In addition, the Board of Directors of the Company granted options to purchase an additional 165,000 shares pursuant to the 1996 Stock Incentive Plan subsequent to December 31, 1997.

           The 1996 Stock Incentive Plan is divided into two separate programs: the option grant program and the stock issuance program. Under the option grant program, eligible individuals may be granted options to purchase shares of Common Stock at a discount of up to 15% of the fair market value of such shares on the grant date, and options may be structured as installment options that become exercisable for vested shares over the optionee's period of service or as immediately exercisable options for unvested shares that may be subject to repurchase upon the optionee's termination of employment. The stock issuance program allows eligible individuals to purchase shares of Common Stock at fair market value or at discounts of up to 15% of the fair market value of the shares on the grant date. Such shares may be fully vested when issued or may vest over time. In addition, shares of Common Stock may be issued as bonus awards in recognition of services rendered to the Company.

           The 1996 Stock Incentive Plan is administered by the Board of Directors of the Company or a committee thereof. The Board or such committee will select the individuals to receive option grants or share issuances and the number of shares subject to each such grant or issuance; determine the exercise or vesting schedule for each granted option or share issuance; and determine whether a granted option is to be an incentive stock option affording favorable tax treatment to the optionee at the loss of a deduction to the Company or a non-statutory option entitling the Company to a deduction upon exercise. Each granted option will have a maximum term of ten years, subject to earlier termination following the optionee's cessation of service with the Company.

           In the event the Company is acquired by merger or asset sale, each outstanding option under the 1996 Stock Incentive Plan that is not to be assumed or replaced with a comparable option from the successor corporation will automatically terminate. The Company's outstanding repurchase rights under the 1996 Stock Incentive Plan will also terminate, and the shares subject to those repurchase rights will become fully vested, upon the merger or asset sale, unless such repurchase rights are assigned to the successor corporation.

           The Board has the authority to effect the cancellation of outstanding options under the 1996 Stock Incentive Plan in return for the grant of new options for the same or different number of option shares with an exercise price per share based upon the lower fair market value of the Common Stock on the new grant date. The Board may also amend or modify the 1996 Stock Incentive Plan at any time, provided that no such amendment may adversely affect the rights and obligations of the participants with respect to their outstanding options without their consent. The 1996 Stock Incentive Plan will terminate on January 6, 2006, unless sooner terminated upon the occurrence of certain events.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock and Preferred Stock as of March 31, 1998 by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than five percent of any class of the Company's capital stock, (ii) each of the Company's directors, (iii) each Named Officer and (iv) the Company's directors and executive officers as a group.

                                                                                        SHARES BENEFICIALLY OWNED
                                                                     -------------------------------------------------------------
                                                                              COMMON STOCK                   PREFERRED STOCK
                                                                     -----------------------------   -----------------------------
     5% STOCKHOLDERS,
     DIRECTORS, NAMED OFFICERS AND
     OFFICERS AND DIRECTORS AS A GROUP                                 NUMBER(1)       PERCENT(2)      NUMBER(1)        PERCENT(3)
     ---------------------------------
                                                                     -------------   -------------   ------------      -----------
     Vanguard Cellular Operating Corp.(4)
     c/o Vanguard Cellular Systems, Inc.
     2002 Pisgah Church Road, Suite 300
     Greensboro, NC 27455.....................................          545,437           5.87%        7,298,105         31.15%
     BEA Funds(5)
     c/o BEA Associates
     153 East 53rd Street
     New York, NY 10022.......................................           59,983               *        1,504,960          6.42%
     Gateway Venture Partners III, L.P.(6)
     8000 Maryland Ave., Suite 1190
     St. Louis, MO 63105......................................               --              --        1,148,727          4.90%
     Electra Investment Trust PLC(7)
     70 East 55th Street
     New York, NY 10022.......................................               --              --        1,018,000          4.35%
     Toronto Dominion Investments, Inc.(8)
     31 West 52nd Street
     New York, NY 10019-6101..................................          593,958           6.39%        1,061,360          4.53%
     Central Investment Holding, Inc.
     KMT Business Management Committee
     9F. 6 Chung Hsing W. Road, Section 1
     Taipei, Taiwan ROC(9)....................................           30,676               *        1,066,640          4.55%
     Haynes G. Griffin(10)....................................          945,437          10.16%        7,298,105         31.15%
     John D. Lockton(11)......................................          437,337           4.70%          510,000          2.18%
     Hugh B. L. McClung(12)...................................          701,653           7.54%          167,000              *
     Clarence "Sam" Endy(13)..................................          213,154           2.29%               --             --
     Carl C. Cordova III(14)..................................                -              --        1,018,000          4.35%
     Sanford L. Antignas(15)..................................              613               *               --             --
     Stephen R. Leeolou(16)...................................          625,437           6.72%        7,298,105         31.15%
     John S. McCarthy(17).....................................           12,000               *        1,148,727          4.90%
     Brian Rich(18)...........................................          593,958           6.39%        1,061,360          4.53%
     Van E. Snowdon(19).......................................          702,268           7.55%        7,302,025         31.17%
     All directors and executive officers as a group
         (15 persons).........................................        3,641,152          39.15%       11,215,112         47.88%

________________________

*          Less than 1%

(1) Except as indicated in the other footnotes to this table, based on information provided by such persons to the Company. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all of the shares of Common Stock shown as beneficially owned by them.

(2) Percentage ownership is based on 1,310,230 shares of Common Stock outstanding on March 31, 1998. The number of shares of Common Stock beneficially owned includes the shares issuable pursuant to stock options and warrants that are exercisable within 60 days of March 31, 1998. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage owned by the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person.

(3) Percentage ownership is based on 23,085,351 shares of Preferred Stock outstanding on March 31, 1998. The number of shares of Preferred Stock beneficially owned includes the shares issuable pursuant to warrants exercisable within 60 days of March 31, 1998. Shares issuable pursuant to warrants are deemed outstanding for computing the percentage owned by the person holding such warrants but are not deemed outstanding for computing the percentage of any other person.

(4) Includes (i) 837,880 shares of Series C Preferred Stock, 1,101,080 shares of Series D Preferred Stock, 3,972,240 shares of Series E Preferred Stock, 424,000 shares of Series F Preferred Stock and 789,266 shares of Series J Preferred Stock, (ii) 173,639 shares of Series J Preferred Stock issuable upon the exercise of warrants to purchase such shares and (iii) 545,437 shares of Common Stock issuable upon the exercise of warrants to purchase such shares held by Vanguard Cellular Operating Corp. See "Certain Relationships and Related Transactions" and "--Transactions with Vanguard." Mr. Griffin, Chairman of the Board of the Company, is Chairman of the Board and Co-Chief Executive Officer of Vanguard, the sole stockholder of Vanguard Cellular Operating Corp., Mr. Leeolou, a director of the Company, is President and Co-Chief Executive Officer of Vanguard, and Mr. Snowdon, President, Chief Executive Officer and a director of the Company, is Vice President of Vanguard Communications, Inc., a subsidiary of Vanguard. See notes 10, 16 and 19 below. Excludes options to purchase shares of Common Stock held by Messrs. Griffin, Leeolou and Snowdon in their individual capacities. The capital stock of the Company held by Vanguard has been pledged to secure certain indebtedness of Vanguard. In the event of a default by Vanguard in respect of such indebtedness, the pledgee of such capital stock would be entitled to exercise voting and investment power in respect of such shares.

(5) Includes (i) 1,423,760 shares of Series D Preferred Stock and 77,440 shares of Series F Preferred Stock, (ii) 3,760 shares of Series F Preferred Stock issuable upon the exercise of warrants to purchase such shares and (iii) 59,983 shares of Common Stock issuable upon the exercise of warrants to purchase such shares held by The Emerging Markets Telecommunications Fund, Inc., The Emerging Markets Infrastructure Fund, Inc., CUC & Co. F/B/O Latin America Investment Fund, Inc., Latin America Equity Fund, Inc., Latin America Capital Partners and Argentina Equity Investments Partnership,
           (as previously defined, the "BEA Funds"), all of which are affiliated with and/or managed by BEA Associates.

(6) Includes (i) 707,080 shares of Series B Preferred Stock, 224,920 shares of Series C Preferred Stock, 111,007 shares of Series D Preferred Stock and 94,200 shares of Series F Preferred Stock,
           (ii) 8,440 shares of Series F Preferred Stock issuable upon the exercise of warrants to purchase such shares and (iii) 3,080 shares of Series D Preferred Stock issuable upon the exercise of warrants to purchase such shares held by Gateway. Mr. McCarthy, a director of the Company, is a General Partner of Gateway Associates, the general partner of Gateway. See note 17 below.

(7) Includes an aggregate of 58,000 shares of Series A Preferred Stock and an aggregate of 960,000 shares of Series F Preferred Stock held by Electra Investment Trust, P.L.C. Mr. Cordova, a director of the Company, is a principal of Electra Fleming Inc., an affiliate of Electra. See note 14 below.

(8) Includes (i) 848,000 shares of Series F Preferred Stock, (ii) 213,360 shares of Series F Preferred Stock issuable upon the exercise of warrants to purchase such shares and (iii) 593,958 shares of Common Stock issuable upon exercise of warrants to purchase such shares held by TDI. Mr. Rich, a director of the Company, is Managing Director and Group Head of Toronto Dominion Capital, an affiliate of TDI. See note 18 below.

(9) Includes 30,676 shares of Common Stock issuable upon the exercise of warrants to purchase such shares.

(10) Includes 7,843,542 shares beneficially owned by Vanguard Cellular Operating Corp., 346,670 shares of Common Stock issuable upon the exercise of warrants to purchase such shares and an option to purchase 53,330 shares of Common Stock granted to Mr. Griffin. Mr. Griffin is the Chairman of the Board and Co-Chief Executive Officer of Vanguard, the sole stockholder of Vanguard Cellular Operating Corp., and disclaims beneficial ownership of the shares held by this entity. See note 4 above.

(11) Includes options to purchase 331,573 shares that are immediately exercisable, subject to certain rights of repurchase held by the Company and an aggregate of 2,484 shares issuable upon exercise of warrants. In addition, the number of shares beneficially owned includes 103,280 shares issued to Mr. Lockton pursuant to the CTP Exchange on December 18, 1995. Excludes 45,360 shares deposited in escrow pursuant to the CTP Exchange in which Mr. Lockton may have a beneficial interest. See "Certain Relationships and Related Transactions."

(12) Includes options to purchase 331,573 shares that are immediately exercisable, subject to certain rights of repurchase held by the Company. In addition, the number of shares beneficially owned includes 103,280 shares issued to Mr. McClung pursuant to the CTP Exchange on December 18, 1995. Excludes 45,360 shares deposited in escrow pursuant to the CTP Exchange in which Mr. McClung may have a beneficial interest. See "Certain Relationships and Related Transactions--Transactions with Founders."

(13) Represents options to purchase 213,154 shares that are immediately exercisable, subject to certain rights of repurchase held by the Company.

(14) Includes 1,018,000 shares beneficially owned by Electra. Mr. Cordova, a principal of Electra Fleming Inc., an affiliate of Electra, disclaims beneficial ownership of shares held by Electra Investment Trust PLC and Electra Associates, Inc., except to the extent of his pecuniary interest therein.

(15) Includes 613 shares of Common Stock issuable upon the exercise of warrants to purchase such shares. Does not include shares of capital stock beneficially owned by the BEA Funds. Mr. Antignas, a Principal of Bassini Playfair + Associates LLC, which is a consultant to BEA Associates, disclaims beneficial ownership of shares held by the BEA Funds.

(16) Includes an option to purchase 80,000 shares that is immediately exercisable, subject to repurchase by the Company, as well as 7,843,542 shares beneficially owned by Vanguard Cellular Operating Corp. Mr. Leeolou is the President and Co-Chief Executive Officer of Vanguard, the sole stockholder of Vanguard Cellular Operating Corp., and disclaims beneficial ownership of shares held by Vanguard Cellular Operating Corp.

(17) Includes an option to purchase 12,000 shares that is immediately exercisable, subject to repurchase by the Company, as well as 1,148,727 shares beneficially owned by Gateway. Mr. McCarthy is a general partner of Gateway Associates, a general partner of Gateway, and disclaims beneficial ownership of shares held by Gateway except to the extent of his pecuniary interest therein.

(18) Includes 1,655,318 shares beneficially owned by TDI. Mr. Rich, Managing Director and Group Head of Toronto Dominion Capital, an affiliate of TDI, disclaims beneficial ownership of shares held by TDI.

(19) Includes (i) 76,080 shares of Common Stock and 3,920 shares of Series D Preferred Stock held by Mr. Snowdon and (ii) 7,843,542 shares beneficially owned by Vanguard Cellular Operating Corp. Mr. Snowdon, Vice President of Vanguard Communications, Inc., a subsidiary of Vanguard, the sole stockholder of Vanguard Cellular Operating Corp., disclaims beneficial ownership of shares held by Vanguard Cellular Operating Corp. Also includes options to purchase 14,735 shares which options are immediately exercisable and warrants to purchase 66,016 shares.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PRIVATE PLACEMENT TRANSACTIONS

SERIES D FINANCING

           In May 1994, the Company issued convertible notes (the "May 1994 Bridge Notes") in an aggregate principal amount of $2,028,993, including $500,000 to Gateway and $770,234 to Vanguard. The May 1994 Bridge Notes were due in 180 days and bore interest at prime plus 1% per annum. The purchasers also received warrants exercisable for an aggregate of 46,440 shares of Series D Preferred Stock, including warrants to purchase 11,440 shares issued to Gateway; and warrants to purchase 17,640 shares issued to Vanguard. The warrants have an exercise price of $6.55 per share and were exercisable until May 6, 1997, or, in the case of the warrants issued to certain of the other lenders, May 23, 1997 or June 12, 1997. The warrants issued to Vanguard were included in the Vanguard Warrant Exchange. See "--Transactions with Vanguard." The remaining warrants were exercised on a net basis in 1997.

           In September and October 1994, the Company sold an aggregate of 2,226,640 shares of Series D Preferred Stock for an aggregate purchase price of $14,584,492 or $6.55 per share (the "Series D Financing"), including (i) 106,880 shares sold to Gateway for an aggregate purchase price of $700,064, including cancellation of May 1994 Bridge Notes in the principal amount of $500,000, and
(ii) 445,400 shares sold to Vanguard for an aggregate purchase price of $2,917,370, including cancellation of May 1994 Bridge Notes in the principal amount of $770,234. In addition, the BEA Funds purchased an aggregate of 1,221,440 shares of Series D Preferred Stock for an aggregate purchase price of $8,000,432. The Company also entered into an agreement with the BEA Funds providing that, where feasible, appropriate and mutually advantageous, the Company and the BEA Funds will bring to the attention of each other trunked radio, wireless local loop, PCS and other existing and future wireless projects.

           In connection with the Series D Financing, Vanguard loaned $1.8 million to the Company in exchange for two convertible notes in the amount of $900,000 each. Each note was due upon the earlier of April 26, 1996, on which date Vanguard converted both notes, as amended, pursuant to the Vanguard Project Exchange, into an aggregate of 274,800 shares of Series D Preferred Stock.

APRIL 1995 FINANCINGS

           On April 6, 1995, the Company issued convertible notes (the "April 6, 1995 Bridge Notes") in an aggregate principal amount of $696,700, including notes in principal amounts of $390,000 to Vanguard and $200,000 to Gateway. The April 6, 1995 Bridge Notes bore interest at prime plus 1%, were due in 150 days, and were automatically convertible into equity securities, subsequently determined to be Series D Preferred Stock, upon the closing of the Company's next equity financing in which at least $5 million was raised. The April 6, 1995 Bridge Notes were canceled in connection with the July 1995 Financing (as defined herein) of the Company.

           In connection with the issuance of the April 6, 1995 Bridge Notes, the Company issued warrants (the "April Bridge Warrants") exercisable for an aggregate of 10,720 shares of Series D Preferred Stock, including warrants to purchase 5,960 shares issued to Vanguard and 3,080 shares issued to Gateway. The warrants have an exercise price of $6.55 per share and are exercisable until April 6, 1998, provided that the warrants shall no longer be exercisable upon the occurrence of a Termination Event. In May 1997, Vanguard's warrants were exchanged in the Vanguard Warrant Exchange. See "--Transactions with Vanguard."

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

JULY 1995 FINANCING

           On July 31, 1995, the Company issued a convertible unsecured note (the "First July 1995 Vanguard Note") in the principal amount of $1,485,000 to Vanguard (such issuance, together with the July 1995 Notes, as described herein, the "July 1995 Financing"). The note bore interest at prime plus 1% per annum and was due 180 days after the issue date or, at the Company's option, 270 days after the issue date. The note provided that the principal balance thereof was automatically convertible into the Company's equity securities upon the closing of the Company's next equity financing meeting certain conditions (at a conversion price per share equal to the share price in such equity financing, but not to exceed $10.40). The Company paid Vanguard a $20,000 fee in connection with the note transaction. The First July 1995 Vanguard Note was canceled in the Series F Financing.

           In connection with the issuance of the First July 1995 Vanguard Note, the Company issued to Vanguard, for a purchase price of $15,000, a warrant to purchase 32,000 shares of Series F-1 Preferred Stock at an exercise price of $9.375 per share. The warrant is exercisable until December 18, 1998, provided that the warrants shall no longer be exercisable upon the occurrence of a Termination Event.

           In the July 1995 Financing, the Company issued additional notes in an aggregate principal amount of $7,118,025 (the "July 1995 Notes"), including notes in the amount of $1,490,013 to Vanguard, $460,116 to the BEA Funds, $199,066 to Northwood and $391,576 to Gateway. The July 1995 Notes were unsecured and contained terms substantially identical to those contained in the First July 1995 Vanguard Note. The July 1995 Notes were canceled in the Series F Financing.

           In the July 1995 Financing, the Company issued an aggregate of 1,147,600 shares of Series D Preferred Stock for an aggregate purchase price of $7,516,780, or $6.55 per share, including 380,880 shares to Vanguard, 539,600 shares to the BEA Funds and 680 shares to Gateway. All of the remaining April 1995 Bridge Notes were canceled in the July 1995 Financing.

           In the July 1995 Financing, for an aggregate purchase price of $71,901, the Company issued warrants to purchase an aggregate of 153,760 shares of Series F-1 Preferred Stock (not including the warrant issued to Vanguard in connection with the First July 1995 Vanguard Note) at an exercise price of $9.375 per share, including warrants to purchase 32,120 shares issued to Vanguard, 8,440 shares issued to Gateway and 9,920 shares issued to the BEA Funds. All share amounts and the exercise price are subject to adjustment in certain circumstances. The warrants are exercisable until December 18, 1998, provided that the warrants shall no longer be exercisable upon the occurrence of a Termination Event. In May 1997, Vanguard's warrants were exchanged in the Vanguard Warrant Exchange. See "--Transactions with Vanguard."

           In connection with the July 1995 Financing, Messrs. Lockton and McClung agreed, pursuant to letter agreements dated July 28 and July 31, 1995, respectively, to vote their shares of the Company's capital stock in favor of the election to the Company's Board of Directors of a person designated by the BEA Funds. This obligation terminated on July 31, 1996.

1995 TDI FINANCING

           On August 15, 1995, the Company borrowed $4,950,000 from TDI and issued to TDI an unsecured convertible note in the principal amount of $4,950,000 (the "TDI Unsecured Note"). The TDI Unsecured Note bore interest at 9.75% per annum and was due on January 27, 1996, subject to extension to April 26, 1996 at the Company's option. The principal balance of the TDI Unsecured Note was automatically convertible into shares of the Company's equity securities upon the closing of the Company's next equity financing in which the gross proceeds to the Company exceeded $15,000,000, provided that such equity financing closed on or before

January 27, 1996. The July 1995 Notes and the First July 1995 Vanguard Note were amended at the time of the financing to provide that such notes were pari passu with the TDI Unsecured Note and with each other.

           On August 15, 1995, for a purchase price of $50,000, the Company also issued TDI a warrant (the "First TDI Warrant") to purchase 106,680 shares of Series F-2 Preferred Stock at an exercise price of $9.375 per share. The First TDI Warrant is exercisable until December 18, 1998, provided that the warrants shall no longer be exercisable upon the occurrence of a Termination Event.

           Pursuant to a Loan Agreement dated as of August 14, 1995, between the Company and TDI (the "1995 TDI Loan Agreement"), the Company borrowed $5,000,000 from TDI and issued a note in the principal amount of $5,000,000 (the "TDI Secured Note"). The TDI Secured Note was due on the earlier of (i) 180 days from its issue date or (ii) the closing of the Company's next equity financing in which the Company received net proceeds of at least $5,000,000, and bore interest at 11% per annum for the first 90 days and 13% per annum thereafter. Pursuant to the 1995 TDI Loan Agreement, the Company paid TDI a fee of $125,000. The Company's obligations under the 1995 TDI Loan Agreement were secured by substantially all of the Company's assets and a pledge of the stock of certain wireless projects owned by the Company. At the closing of the Series F Financing, the Company repaid the TDI Secured Note in full through the issuance to TDI of $3,000,000 in Series F-2 Preferred Stock (320,000 shares at $9.375 per share), and cash in the amount of $2,000,000, plus accrued interest. Upon such repayment, TDI released its security interest and returned the pledged stock to the Company.

           Pursuant to the 1995 TDI Loan Agreement, the Company issued to TDI a warrant (the "Second TDI Warrant") to purchase 106,680 shares of Series F-2 Preferred Stock at an exercise price of $9.375 per share. The Second TDI Warrant is exercisable pursuant to the same terms as the First TDI Warrant.

THE SERIES F FINANCING

           In November and December 1995, the Company borrowed a total of $1,797,415, including $1,000,000 from Vanguard and $450,000 from Gateway and issued 90-day convertible unsecured notes (the "Winter 1995 Notes") that bore interest at 10% per annum. In connection with these transactions, the Company paid the lenders an aggregate of $53,925 in loan fees, including $30,000 to Vanguard and $13,500 to Gateway.

           On December 18, 1995, the Company sold an aggregate of 4,508,480 shares of Series F-1 Preferred Stock and sold 848,000 shares of Series F-2 Preferred Stock, for an aggregate purchase price of $50,217,000, or $9.375 per share (the "Series F Financing"). The purchasers of Series F-1 Preferred Stock included Vanguard (424,000 shares for $3,975,000, including the conversion of certain outstanding notes), the BEA Funds (123,560 shares for $1,158,375, including the conversion of certain outstanding notes), Gateway (94,200 shares for $883,125, including the conversion of certain outstanding notes), CIH (1,066,640 shares for $9,999,750) and Electra (1,066,640 shares for $9,999,750).
TDI purchased 848,000 shares of non-voting Series F-2 Preferred Stock for $7,950,000, all of which was paid for by conversion of the TDI Unsecured Note and conversion of $3,000,000 in principal amount of the TDI Secured Note. In addition, the Company paid Electra financing fees of $265,000 and paid TDI fees for services performed as placement agent.

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

           In connection with the Series F Financing, the Company entered into the Fifth Amended and Restated Investor Rights Agreement dated as of December 18, 1995 (as subsequently amended and restated, the "IRA"), with certain investors, including holders of its Series B, C, D, E and F Preferred Stock, and the Registration Rights

Agreement dated as of December 18, 1995 (the "Registration Rights Agreement") with holders of its Series F Preferred Stock. The IRA and Registration Rights Agreement provided, among other things, for certain registration, first offer, co-sale, board observer, board representation and voting rights. See "Management--Arrangements Concerning Election of Directors" and "Description of Capital Stock--Registration Rights."

1996 TD LOAN AGREEMENT

           In July 1996, the Company entered into a Loan Agreement with Toronto Dominion (Texas), Inc., an affiliate of Toronto Dominion (the "1996 TD Loan Agreement"), providing for a $10.0 million revolving credit facility. Under the terms and conditions of the 1996 TD Loan Agreement, the Company was able to borrow funds in an initial amount of at least $2.0 million and additional amounts in integral multiples of at least $1.0 million. All borrowings were evidenced by a promissory note bearing interest at a specified base rate plus a margin increasing from 2.25% to 3.75% over the term of the facility, or a specified LIBOR rate plus a margin increasing from 3.5% to 5.0% over the term of the facility, and were due in July 1997, subject to mandatory repayment, without premium, from the net proceeds of any public or sale of debt or equity securities (including the net proceeds of the Unit Offering), the net proceeds from certain asset sales by the Company or its subsidiaries, or certain other events. The obligations of the Company under the 1996 TD Loan Agreement and the note issued pursuant thereto were secured by pledge of all of the Company's capital stock in certain of the Company's subsidiaries and affiliates. Under the 1996 TD Loan Agreement, Toronto Dominion (Texas), Inc. received a facility fee of $300,000 and was reimbursed for certain costs and expenses. In addition, the Company agreed to pay Toronto Dominion (Texas), Inc. a commitment fee of 0.5% of the average unused available portion of such facility, payable quarterly in arrears. On August 15, 1996, the Company used $7.4 million of the net proceeds of the Unit Offering to repay in full all outstanding borrowings under the 1996 TD Loan Agreement.

UNIT OFFERING

           On August 15, 1996, the Company sold in the Unit Offering 196,720 Units (the "Units"), each consisting of a $1,000 principal amount 14% Senior Secured Discount Note due 2001 (collectively, the "Old Notes") and one Unit Warrant to purchase 11.638 shares of Common Stock to BT Securities Corporation, Toronto Dominion Securities (USA) Inc. and Salomon Brothers Inc. (the "Initial Purchasers") at 35.43% of the principal amount thereof. The Units were resold by the Initial Purchasers in a placement. Each Unit Warrant provides that if the Company does not complete an initial public offering of Common Stock that results in net cash proceeds to the Company of at least $50 million (a "Threshold Initial Public Offering") or a Qualified Reorganization (which is defined as being any reorganization that (a) occurs simultaneously with or following a change of control and (b) results in there being deliverable upon exercise of any Unit Warrant, cash and/or securities registered under Section 12 of the Exchange Act that are freely tradeable and listed on a national securities exchange or traded on a national quotation service) on or prior to May 15, 1997, each unexercised Unit Warrant will entitle the holder thereof to purchase an additional 2.645 shares of Common Stock. Because the Company did not complete a Threshold Initial Public Offering or Qualified Reorganization by May 15, 1997, each unexercised Unit Warrant entitled the holder thereof to purchase an aggregate of 14.283 shares of Common Stock.

           Under the terms of the Unit Offering, the Company filed a registration statement with the Commission registering Unit Notes that were on terms substantially identical (including principal amount, interest rate, maturity, exchange and ranking) to the Old Notes which were offered in exchange for the Old Notes (the "Exchange Offer"). This Registration Statement was declared effective by the Commission on November 21, 1996, and the Exchange Offer was completed on December 27, 1996.

           The Old Notes and the Unit Warrants became separately transferable on November 15, 1996.

           The Old Notes were issued pursuant to the Indenture and were secured pursuant to a pledge agreement by a first priority pledge of all of the capital stock of IWC and the intercompany note due to the Company by IWC. Under the terms of the Indenture, the Company is subject to certain covenants including, but not limited to, (i) restrictions on certain payments by the Company and certain subsidiaries and affiliates of the Company including restrictions on the payment of dividends, and the redemption and/or repurchase of equity interests, (ii) restrictions on the issuance of additional indebtedness or the issuance of preferred stock, (iii) limitations on heirs, (iv) limitations on lines of business, (v) restrictions on transactions with affiliates, (vi) limitations on the structure of the Company and its subsidiaries, and (vii) reporting requirements.

TD BRIDGE LOANS TO STAR DIGITEL

           Pursuant to a Bridge Loan Agreement dated May 16, 1997 (the "Star Digitel Bridge Loan Agreement") between Star Digitel Limited ("Star Digitel") and The Toronto-Dominion Bank, an affiliate of TDI ("TD Bank"), TD Bank agreed to provide up to $8.0 million of bridge financing to Star Digitel. IWC China Limited, an indirect wholly owned subsidiary of the Company ("IWC China Limited"), currently owns a 40% equity interest in Star Digitel. See "Business--Operating Companies--China-Great Wall Cellular." On May 16, 1997, Star Digitel borrowed $4.0 million under the Star Digitel Bridge Loan Agreement and on May 27, 1997, Star Digitel borrowed the remaining $4.0 million available under the Star Digitel Bridge Loan Agreement. The notes issued under the Star Digitel Bridge Loan Agreement (i) were originally due on November 22, 1997, provided that, upon Star Digitel's request and on payment of an extension fee, TD Bank agreed to extend the maturity to May 11, 1998, (ii) bear interest at LIBOR plus 2.25% until November 22, 1992 and plus 2.5% thereafter, (iii) may be prepaid at Star Digitel's discretion without penalty in minimum prepayments of $2.0 million and (iv) must be prepaid in whole upon the occurrence of certain events. Under the Star Digitel Bridge Loan Agreement, Star Digitel must pay TD Bank a commitment fee of 0.5% of the unused portion of the facility.

           Pursuant to the Star Digitel Bridge Loan Agreement, each shareholder of Star Digitel agreed to guarantee its pro rata share of the bridge loan. IWC China Limited's pro rata share of the bridge loan, $3.2 million, was guaranteed by Vanguard pursuant to the guarantee facility provided by it in connection with the Vanguard Warrant Exchange. See "--Transactions with Vanguard."

           Pursuant to a Bridge Loan Agreement Supplement No. 1 dated September 18, 1997 (the "Star Digitel First Bridge Loan Supplement") between Star Digitel and TD Bank, which amended and supplemented the Star Digitel First Bridge Loan Agreement, TD Bank agreed to provide an additional $10 million in supplemental bridge financing to Star Digitel. On September 18, 1997, Star Digitel borrowed the full $10 million available under the Star Digitel First Bridge Loan Supplement. The notes issued under the Star Digitel First Bridge Loan Supplement
(i) are due May 11, 1998, (ii) bear interest at LIBOR plus 2.25% until November 22, 1998 and 2.5% thereafter, (iii) may be prepaid at Star Digitel's discretion without penalty in minimum prepayments of $2.0 million and (iv) must be prepaid in whole upon the occurrence of certain events. Under the Star Digitel First Bridge Loan Supplement, (i) Star Digitel paid TD Bank an up-front fee of $125,000 and must pay to TD Bank a commitment fee of 0.5% of the unused portion of the facility and (ii) the amount of the extension fee was increased from $100,000 to $225,000.

           Pursuant to the Star Digitel First Bridge Loan Supplement, each shareholder agreed to guarantee its pro rata share of the supplemental bridge financing to Star Digitel. IWC China Limited's pro rata share of the guarantee, $4.0 million, was guaranteed by Vanguard pursuant to a Reimbursement Agreement dated September 18, 1997 (the "Reimbursement Agreement") between Vanguard Cellular Financial Corp. ("VCFC"), a wholly owned subsidiary of Vanguard, and IWC China Limited. As consideration to VCFC for providing the guarantee, IWC China Limited agreed to pay VCFC (i) an up-front fee of $240,000, payable in cash, and (ii) a quarterly in-kind guarantee fee while the Reimbursement Agreement is in effect, payable in kind in the Company's Common Stock (valued at $12.48 per share) based on an initial annual rate of 6.75% that increases in increments to 17.75% on and after December 18, 1998. IWC China Limited also agreed to pay VCFC an additional guarantee fee if VCFC is required to make any payments under the guarantee, payable in ordinary shares of Star Digitel ("Star Digitel Shares"). The amount of the Star Digitel Shares payable by IWC China Limited equals the sum of (i) 0.205% of the outstanding Star Digitel Shares on the date VCFC makes its initial payment under the guarantee multiplied by the number of months from September 18, 1997 to the date of such payment, (ii) 0.41% of the outstanding Star Digitel Shares on the date of any subsequent payment under the guarantee multiplied by the number of months from the date immediately preceding payment to the date of such payment and (iii) 0.41% of the outstanding Star Digitel Shares on the date that IWC China Limited satisfies in full its obligations to VCFC under the Reimbursement Agreement (and certain related agreements) multiplied by the number of months since the immediately preceding payment by VCFC under the guarantee to the date of such satisfaction. Pursuant to a Pledge Agreement dated September 18, 1997, IWC China

Limited pledged all of its Star Digitel Shares to secure performance of its obligations under the Reimbursement Agreement (and certain related agreements). On the occurrence of certain events, including the initial public offering of equity securities by the Company or certain related entities and the receipt of a specified amount of cash proceeds from equity issuances or asset sales by the Company or certain related entities, IWC China Limited will be required to pay an additional guarantee fee equal to 4.0% of the outstanding Star Digitel Shares as of the date of such event unless Vanguard's obligations under the guarantee are permanently released and discharged.

           Pursuant to the Reimbursement Agreement, the Company granted VCFC a 10-year warrant to purchase shares of its Common Stock at an exercise price of $.01 per share. The number of shares issuable upon exercise of the warrant currently equals .69% of the Company's fully diluted equity on September 18, 1997 (or, 172,763 shares) plus, unless VCFC's obligations under the guarantee have not been permanently released and discharged prior to such date and subject to reduction in certain circumstances, an additional (i) 0.207% on June 18, 1998, (ii) 0.345% on September 18, 1998, (iii) 0.553% on December 18, 1998, and
(iv) 0.691% on the 18th day of each March, June, September and December thereafter.

           Pursuant to a Bridge Loan Agreement Supplement No. 2 dated November 17, 1997 (the "Star Digitel Second Bridge Loan Supplement") between Star Digitel and TD Bank, which further amended and supplemented the Star Digitel Bridge Loan Agreement, TD Bank agreed to provide an additional $4.7 million in supplemental bridge financing to Star Digitel. On November 17, 1997, Star Digitel borrowed the full $4.7 million available under the Star Digitel Second Bridge Loan Supplement. The notes issued under the Star Digitel Second Bridge Loan Supplement (i) are due on May 11, 1998, (ii) bear interest at LIBOR plus 2.5%,
(iii) may be prepaid at Star Digitel's discretion without penalty in minimum prepayments of $2.0 million and (iv) must be prepaid in whole upon the occurrence of certain events. Under the Star Digitel Second Bridge Loan Supplement, Star Digitel paid TD Bank an up-front fee of $117,500 and must pay to TD Bank a commitment fee of 0.5% per annum on the unused portion of the supplemental bridge financing facility.

           In connection with the Star Digitel Second Bridge Loan Supplement, the Reimbursement Agreement and the Pledge Agreement were amended on January 23, 1998 to increase the amount guaranteed to TD Bank by VCFC on behalf of IWC China Limited to US$11.2 million.

           Star Digitel is currently negotiating with TD Bank to extend the maturity date of the bridge loan facilities to November 11, 1998. The Star Digitel Bridge Loan Agreement, the Star Digitel First Bridge Loan Supplement and the Star Digitel Second Bridge Loan Supplement are referred to herein as the "Star Digitel Bridge Facilities."

PAKISTAN FACILITIES

           In August 1997, the Company closed a bridge financing facility for an aggregate amount of $29.0 million in exchangeable bridge loans. Such bridge financing facility is structured as a two-tier facility, with (i) a $22.0 million credit facility for the specific purpose of financing the cash portion of the purchase price of the Company's indirect 20.0% equity interest in Mobilink, certain related expenses and certain required capital calls to Mobilink (the "PWH Pakistan Facility"), and (ii) a $7.0 million credit facility available to the Company for general corporate purposes and other purposes (the "IWCH Pakistan Facility"; and together with the PWH Pakistan Facility, the "Pakistan Facilities"). See "Business--Operating Companies--Pakistan--Mobilink." The lenders under the Pakistan Facilities are a group of the Company's stockholders and/or affiliated entities led by TDI and Vanguard (each a "Pakistan Lender" and collectively the "Pakistan Lenders").

           Pursuant to the PWH Pakistan Facility, on August 18, 1997, PWH issued $22.0 million principal amount of exchangeable senior secured notes (the "PWH Pakistan Notes"). PWH used $15.8 million of the net proceeds, along with certain other consideration, to acquire an equity interest in IWCPL which in turn acquired an equity interest in Mobilink. The PWH Pakistan Notes bear interest payable in-kind on a quarterly basis at the following rates: 14.0% for the first six months; 15.0% for the next three months; 17.0% for the next three months; 19.0% for the 13th month; 21.0% for the 14th month; 23.0% for the 15th month; and 25.0% thereafter. Principal plus accrued but unpaid interest on the PWH Pakistan Notes matures on August 10, 2002. The PWH Pakistan Notes may be called at any time by the Company for a price equal to principal plus accrued but unpaid interest, are senior to any other indebtedness of PWH and are secured by substantially all of PWH's assets, including the shares of IWCPL, the entity which directly owns the shares of Mobilink representing the Company's indirect 20.0% equity interest in Mobilink, owned by PWH.

           Principal plus accrued but unpaid interest on the PWH Pakistan Notes may be exchanged by such holder in full for the Company's Series H Preferred Stock (which consists of voting Series H-1 Preferred Stock and non-voting Series H-2 Preferred Stock) on one occasion (i) on or after February 17, 1999 or (ii) upon certain specified events of default. The number of shares of Series H Preferred Stock issuable upon such exchange shall equal the principal plus accrued but unpaid interest on the PWH Pakistan Notes that are exchanged divided by the price that an identified third party would pay for the Series H Preferred Stock in a placement conducted by a nationally-recognized investment banking firm.

           Pursuant to the PWH Pakistan Facility, (i) PWH paid TDI a commitment fee equal to 0.5% of the principal amount of the PWH Pakistan Notes, (ii) PWH paid each Pakistan Lender a commitment fee equal to 1.50% of the principal amount of the PWH Pakistan Note that such lender committed to purchase and (iii) PWH paid each Pakistan Lender an issuance fee equal to 1.0% of the principal amount of the PWH Pakistan Note issued to such lender. The loan agreement dated August 18, 1997 among the Company and the Pakistan Lenders contains extensive representations, warranties and covenants of PWH.

           Pursuant to the IWCH Pakistan Facility, each Pakistan Lender agreed to provide its pro rata share (based upon its participation in the PWH Pakistan Facility) of up to $7.0 million principal amount of exchangeable senior notes of the Company (the "IWCH Pakistan Notes"). On October 13, 1997, IWCH issued $3.5 million principal amount of the IWCH Pakistan Notes. The IWCH Pakistan Notes bear interest payable in-kind on a quarterly basis at the following rates: 14.0% for the first six months; 15.0% for the next three months; 17.0% for the next three months; 19.0% for the 13th month; 21.0% for the 14th month; 23.0% for the 15th month; and 25.0% thereafter. Principal plus accrued but unpaid interest on the IWCH Pakistan Notes will mature on August 10, 2002.

           The IWCH Pakistan Notes may be prepaid at the Company's discretion at any time after payment in full of all amounts due under the PWH Pakistan Facility. The Company must (i) use the cash proceeds of certain specified liquidity events, including a public offering or issuance of the Company's equity in which it raises a specified amount of proceeds, a change in control of the Company (as defined in the PWH Pakistan Facility) or a sale of all or substantially all of the Company's consolidated assets (each, a "Liquidity Event") to repay in full the IWCH Pakistan Notes and (ii) subject to certain terms and conditions (including payment in full of all amounts due under the PWH Pakistan Facility), must use the cash proceeds from certain issuances of debt and equity securities of the Company and certain asset sales by the Company to repay principal plus accrued but unpaid interest on the IWCH Pakistan Notes. The IWCH Pakistan Notes shall be the most senior security of the Company and shall be pari passu with the Unit Notes.

           Principal plus accrued but unpaid interest on the IWCH Pakistan Notes may be exchanged for the Company's Series G Preferred Stock (which consists of voting Series G-1 Preferred Stock and non-voting Series G-2 Preferred Stock) on one occasion (i) in full, at any time upon the request of holders of at least 70% of the unpaid principal amount of the IWCH Pakistan Notes or (ii) in certain circumstances, at the request of individual IWCH Pakistan Note holders. The number of shares of Series G Preferred Stock issuable upon such exchange shall equal the principal plus accrued but unpaid interest on the IWCH Pakistan notes that are exchanged divided by the lower of (i) the conversion price of the Company's Series F Preferred Stock (currently $9.375 per share) and (ii) 65% of the appraised value of the Company's equity where the share value of the Company's Common Stock is determined in connection with a Liquidity Event in accordance with a specified process.

           Pursuant to the IWCH Pakistan Facility, the Company (i) paid TDI a structuring fee equal to 0.5% of the principal amount of such facility, (ii) paid each Pakistan Lender a commitment fee equal to 1.5% of the principal amount of the IWCH Pakistan Note that such lender committed to purchase and
(iii) paid each Pakistan Lender a drawdown fee equal to 1.0% of the principal amount of each IWCH Pakistan Note issued to such lender.

           As consideration for entering into the Pakistan Facilities, the Company (a) granted the Pakistan Lenders warrants (collectively, the
"Pakistan Initial Warrants") to purchase a specified percentage (the "Earned Warrant Percentage") of the Company's fully diluted Common Stock outstanding on August 18, 1997 (24,499,440 shares of Common Stock), which percentage will increase upon the occurrence of certain events, and (b) agreed to grant to the Pakistan Lenders, upon the occurrence of a Liquidity Event, additional warrants (collectively, the "Pakistan Liquidity Warrants"; and, together with the Pakistan Initial Warrants, the "Pakistan Warrants") to purchase a number of shares of Common Stock equal to the quotient of (i) 35% of the greater of
(A) $2.0 million and (B) the unpaid principal amount of and unpaid accrued interest on the IWCH Pakistan Notes and (ii) the Share Value (as defined in the Pakistan Facilities) with respect to such Liquidity Event. As of March
31, 1998, the Earned Warrant Percentage was 3.51% and will increase as follows:

                     (a) by the following percentages (multiplied by the Commitment Percentage) on the corresponding dates unless the IWCH Pakistan Notes have been repaid in full: May 17, 1998-0.18%; August 17, 1998-0.30%; November 17, 1998-0.48%; and February 17, 1999-0.60%; and

                     (b) by the following percentages (multiplied by the aggregate unpaid principal amount of the PWH Pakistan Notes divided by $22.0 million) on the corresponding dates: May 17, 1998-0.65%; August 17, 1998-1.09%; November 17, 1998-1.74%; and February 17, 1999-2.18%.

           The Commitment Percentage equals (A) the sum of the aggregate unpaid principal amount of the outstanding IWCH Pakistan Notes plus the aggregate additional amount which Pakistan Lenders have committed to lend under the IWC Pakistan Facility divided by (B) $7.0 million. The Pakistan Warrants have a 10-year term and an exercise price of $.01 per share of Common Stock. The Pakistan Initial Warrants have been, and the Pakistan Liquidity Warrants when granted will be, issued to each Pakistan Lender pro rata based on such lender's participation in the Pakistan Facilities. As of March 31, 1998, an aggregate of 889,594 shares of Common Stock were issuable upon exercise of the Pakistan Initial Warrants.

           The shares of Preferred Stock issuable upon exchange of the PWH Pakistan Notes and the IWCH Pakistan Notes and the Common Stock issuable upon exercise of the Pakistan Warrants are entitled to certain registration rights. See "Description of Stock--Registration Rights." The Company plans to repay all amounts due under the PWH Pakistan Facility and to permanently terminate the IWCH Pakistan Facility upon the closing of the Offering.

           The Pakistan Lenders include the following beneficial owners of more than 5% of the Company's Common Stock (or affiliated entities) and executive officers and directors of the Company, which have purchased the following PWH Pakistan Notes and IWCH Pakistan Notes and received the following Initial Warrants as of March 31, 1998:


                                                                                NUMBER OF SHARES
                                                                                  COMMON STOCK
                                                                                 ISSUABLE UPON
                                       PRINCIPAL AMOUNT    PRINCIPAL AMOUNT       EXERCISE OF
                                        OF PWH PAKISTAN    OF IWCH PAKISTAN     PAKISTAN INITIAL
INDIVIDUAL OR ENTITY                       NOTE                  NOTE             WARRANT (3)
--------------------                   ----------------    ----------------     ----------------
TDI..............................          14,688,539           4,673,626             593,958
Vanguard.........................           3,034,483             965,517             122,704
BEA Funds and Affiliated                    1,468,255             467,172              59,370
    Entities(1)..................
Central Investment Holding (BVI)              758,621             241,379              30,676
    Co., Ltd.(2).................
Northwood........................             436,207             138,793              17,638
James M. Dixon...................             227,586              72,414               9,202
John D. Lockton..................              61,448              19,552               2,484
Van E. Snowdon...................              18,966               6,034                 766
Sanford L. Antignas..............              15,172               4,828                 613
Douglas S. Sinclair..............              15,172               4,828                 613

------------
(1) Excludes Sanford L. Antignas and BPPA IWC LLC. See
    "Management--Arrangements Concerning Election of Directors."
(2) Affiliated with Central Investment Holding, Inc. See "Principal
    Stockholders."
(3) Excludes shares of Common Stock issuable upon exercise of Pakistan Liquidity Warrants.

SERIES J PREFERRED STOCK FINANCING

           On March 10, 1998, Vanguard purchased 789,266 shares of the Company's Series J Preferred Stock ("Series J Preferred Stock") and a related warrant to purchase the Company's Common Stock (a "Series J Warrant") for $10 million (the "Series J Financing"). The Series J Warrant has a ten-year term and an exercise price of $0.01 per share of Common Stock. The Series J Warrant is initially exercisable for 173,638 shares of Common Stock. The total number of shares issuable upon exercise of the Series J Warrant will increase to 299,921 shares on September 10, 1998 and 457,774 shares on December 10, 1998, unless on or before each such respective date the Company raises at least $50 million through a combination of equity issuances (including equity issued in the Series J Financing) and/or qualifying asset sales or completes a Corporation Transaction (as defined).

           Pursuant to the Series J Preferred Stock and Warrant Purchase Agreement dated March 10, 1998 (the "Series J Agreement") between the Company and Vanguard, the Company, among other things: (i) agreed to certain restrictions on the use of net proceeds from the Series J Financing, (ii) granted Vanguard certain rights to exchange its equity interest in Star Digitel, Mobilink and certain other qualifying operating companies of the Company (collectively, "Core Operating Companies") for shares of the Company's Common Stock, (iii) granted Vanguard certain co-sale rights if the Company transferred its equity interest in a Core Operating Company, (iv) agreed to give all holders of the Company's capital stock and options and warrants to acquire such capital stock (other than holders of the Unit Warrants) a right of first offer to purchase a pro rata share of the Series J Preferred Stock and related Series J Warrants offered for sale in the Series J Financing and (v) in certain circumstances, agreed to allow holders of Series J Preferred Stock and Series J Warrants purchased pursuant to the Series J Agreement to exchange such securities for securities issued by the Company and subsequent qualifying private placement of its equity securities. The Series J Agreement contains certain other customary representations, warranties and covenants.

           In connection with the Series J Financing, the Company entered into the Eighth Amended and Restated Investor Rights Agreement dated as of March 10, 1998 with certain other investors and an Amended and Restated Registration Rights Agreement dated as of March 10, 1998 with certain holders of its securities. These agreements provide, among other things, for certain registration, first offer, co-sale, board observer, board representation and voting rights.

TRANSACTIONS WITH VANGUARD

           In connection with the issuance of the April 24, 1995 Bridge Notes, the Company and Vanguard agreed that a wholly owned subsidiary of Vanguard would contribute its interests in ten wireless projects to the Company in exchange for shares of Preferred Stock (as amended, the "Vanguard Project Exchange") resulting in Vanguard owning not less than a 50% equity interest in the Company on a fully diluted basis. On July 28, 1995, the Company, Vanguard and a wholly owned subsidiary of Vanguard ("Vanguard Sub"), entered into an Agreement and Plan of Reorganization (as amended, the "Vanguard Reorganization Agreement") which specified the terms and conditions of the Vanguard Project Exchange. The Vanguard Reorganization Agreement provided that Vanguard Sub would be merged into the Company, with the Company as the surviving corporation, and in exchange therefor Vanguard would receive 3,972,240 shares of Series E Preferred Stock, subject to adjustment in certain circumstances. The Vanguard Project Exchange occurred on December 18, 1995, concurrently with the closing of the Series F Financing.

           Pursuant to the Vanguard Project Exchange, the Company acquired Vanguard Sub's interests or rights to acquire interests in ten wireless projects in Indonesia, New Zealand, Brazil, India and Pakistan. Vanguard's cost of acquiring such projects was in excess of approximately $550,000. The terms of the Vanguard Project Exchange were arrived at through arms-length negotiations and were approved by a majority of disinterested directors of the Company and by the Company's stockholders. See "Business--Other Operating Companies." In connection with the Vanguard Project Exchange, the warrants issued to Vanguard in connection with a previous financing were amended to, among other things, extend the maturity of certain of these warrants.

           On May 5, 1997, the Company entered into an agreement with Vanguard Cellular Financial Corp., a wholly owned subsidiary of Vanguard, pursuant to which such subsidiary surrendered then-outstanding warrants to purchase 323,880 shares of the Company's Series C Preferred Stock, 416,720 shares of its Series D Preferred Stock and 64,120 shares of its Series F Preferred Stock in exchange for the issuance by the Company of a warrant to acquire 249,970 shares of Common Stock at a purchase price of $0.25 per share and second warrant to purchase 554,750 shares of Common Stock at an exercise price of $9.375 per share. The second warrant was subsequently surrendered by Vanguard in exchange for the issuance to certain officers and employees of Vanguard of an option to purchase 53,330 shares of Common Stock at an exercise price of $9.375 per share under the Stock Plan and options to purchase an aggregate of 501,420 shares of Common Stock at a purchase price of $9.375 per share outside the 1996 Stock Incentive Plan, including options granted to the following directors of the Company:
Haynes G. Griffin - 400,000 shares; and Van Snowdon - 65,250 shares. In addition, Vanguard agreed to guarantee from time to time up to an aggregate of $3.2 million of indebtedness incurred by the Company or its wholly owned subsidiaries until the Company receives at least $3.2 million in alternative debt financing or consummates an initial public offering of its Common Stock, but in no event later than February 3, 1999. (The foregoing transactions are hereinafter referred to as the "Vanguard Warrant Exchange.") The Vanguard Warrant Exchange was approved by the Board of Directors of the Company on February 28, 1997, and by the stockholders of the Company on May 5, 1997.

           In August 1997, Vanguard Pakistan, Inc., a wholly owned subsidiary of Vanguard ("VPI"), acquired an indirect 6% equity interest in Mobilink by acquiring an equity interest in IWCPL. Pursuant to the IWC Group Agreement entered into between PWH and VPI in August 1997 (the "IWC Group Agreement"),
(i) PWH and VPI agreed that each party could exercise certain rights and perform certain duties of the other party under the IWCPL shareholders agreement, if such other party was unable or unwilling to do so, and (ii) VPI entered into a voting trust agreement whereby it granted an officer of PWH the right to vote all voting securities of IWCPL now owned or hereafter acquired by VPI during the term of the voting trust. Pursuant to a letter agreement between PWH and VPI in February 1998, VPI exercised its right under
Section 2.5 of the IWC Group Agreement to make a capital contribution to IWCPL on behalf of PWH by purchasing 1,240,275 redeemable preference shares of IWCPL for $1,240,275. Pursuant to the letter agreement, PWH has the right to purchase the shares at any time on or before March 16, 1998 for a purchase price of $1.00 per share and VPI has the right to put the shares to PWH at any time on or before April 15, 1998 for a purchase price of $1.00 per share. In addition, PWH paid VPI a fee of $9,302 pursuant to the letter agreement.

           In September 1997, at the request of IWC China, Vanguard guaranteed $8,000,000 of indebtedness to be incurred by Star Digitel (the "Vanguard SDL Guarantee"). Pursuant to a reimbursement agreement (the "Reimbursement Agreement"), IWC China Limited agreed to pay Vanguard (i) an up-front guarantee fee of $240,000 in cash, (ii) a quarterly in-kind guarantee fee at an initial rate of 6.75% that increases over time to 17.75% and (iii) an additional guarantee fee payable in shares of Star Digitel owned by IWC China Limited if Vanguard is required to make any payments under the guarantee. In addition, the Company granted Vanguard a ten-year warrant to purchase shares of its Common Stock at an exercise price of $0.01 per share. The number of shares issuable upon exercise of the warrant is initially set at 68,819 and increases in quarterly increments thereafter until Vanguard's obligations under the guarantee have been permanently released and discharged.

           In March 1998, the Company entered into a Support Services Agreement (the "Support Services Agreement") with Vanguard China, Inc. ("VCI"). Pursuant to the Support Services Agreement, the Company granted Vanguard a warrant to purchase up to 323,408 shares of its Common Stock (the "SSA Warrant Shares") in exchange for VCI agreeing to provide certain services relating to the financing of Star Digitel. One-half of the SSA Warrant Shares become exercisable upon Star Digitel executing definitive financing documents relating to a $50 million financing acceptable to Star Digitel's board of directors, and one-half of the SSA Warrant Shares become exercisable upon Star Digitel entering into an agreement for vendor financing acceptable to Star Digitel's board of directors. The SSA Warrant has a ten-year term and an exercise price of $0.01 per share of Common Stock.

           Van E. Snowdon was elected President and Chief Executive Officer of the Company in March 1998. Prior to such time, he had served as President of Vanguard Communications, Inc., a subsidiary of Vanguard. See "Item 11. Executive Compensation."

TRANSACTIONS WITH FOUNDERS

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

           In August 1996, Mr. McClung converted 266,800 shares of Series A Preferred Stock into a like number of shares of Common Stock.

           In January 1997, the Company loaned $100,000 to Mr. McClung pursuant to an unsecured promissory note. The loan accrues interest at a rate of 14% per annum and is due and payable upon demand of the Company.

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

           TD Securities (USA) Inc., previously Toronto Dominion Securities
(USA) Inc. ("TDS"), an affiliate of TDI, in connection with the Debt Offering, received fees and purchased Units in the Debt Offering at a discount (as an Initial Purchaser) of $1.2 million from the price offered to other investors. TDS received a fee of $1.25 million for serving as financial advisor to the Company in connection with the RMD Acquisition.

           For a description of compensation of executive officers and directors of the Company and the eligibility of executive officers and directors to participate in the Stock Plan, see "Executive Compensation--1997 Stock Incentive Plan" and "Executive Compensation--Director Compensation."

           Steven D. Overly was elected Senior Vice President and General Counsel of the Company in February 1998. See "Item 11. Executive Compensation."

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 EXHIBIT NO.  EXHIBIT
 -----------  -------

         2.1 Agreement and Plan of Merger among the Registrant, Radio Movil Digital Americas, Inc. and a wholly owned subsidiary of the Registrant dated November 22, 1997 (previously filed as Exhibit 2.11A to the Registrant's Current Report on Form 8-K, filed with the Commission on February 6, 1998 (the "February 6, 1998 Form 8-K")
        2.1A Amendment No. 1 to Agreement and Plan of Merger among the Registrant, Radio Movil Digital Americas, Inc. and IWC Acquisition Corporation, dated January 15, 1998 (previously filed as Exhibit 2.11B to the Registrant's February 6, 1998
              Form 8-K)
        2.1B Amendment No. 2 to Agreement and Plan of Merger among the Registrant, Radio Movil Digital Americas, Inc. and IWC Acquisition Corporation, dated January 23, 1998 (previously filed as Exhibit 2.11C to the Registrant's February 6, 1998
              Form 8-K)
        2.1C Escrow Agreement among George Billings, the Registrant and Toronto Dominion Houston, Inc., dated January 23, 1998 (previously filed as Exhibit 2.11D to the Registrant's February 6, 1998 Form 8-K)
        2.1D Consulting Agreement between Robert Dupuis and Radio Movil Digital Americas, Inc., dated January 23, 1998 (previously filed as Exhibit 2.11E to the Registrant's February 6, 1998
              Form 8-K)
        2.1E Non-Competition Agreement between the Registrant and Robert Dupuis, dated January 23, 1998 (previously filed as Exhibit 2.11F to the Registrant's February 6, 1998 Form 8-K)
         3.1 Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on March 10, 1998
         3.2 Bylaws of the Registrant as currently in effect (previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, declared effective by the Commission on November 21, 1996 (Reg. No. 333-11987) (the "November 1996 Form S-1")
        10.1 Indenture dated as of August 15, 1996 between the Registrant, as issuer, and Marine Midland Bank, as Trustee (previously filed as Exhibit 4.1 to the Registrant's November 1996 S-1)
       10.1A First Supplemental Indenture dated January 23, 1998, between the Registrant, as issuer, and Marine Midland Bank, as Trustee (previously filed as Exhibit 4.1A to the Registrant's February 6, 1998 Form 8-K)
        10.2 Pledge Agreement dated as of August 15, 1996 by the Registrant and International Wireless Communications, Inc. in favor of Bankers Trust Company, as Collateral Agent (previously filed as
              Exhibit 4.2 to the Registrant's November 1996 Form S-1)
        10.3 Unit Agreement dated as of August 15, 1996 among the Registrant and Bankers Trust Company, as Unit Agent and Warrant Agent and Marine Midland Bank, as Trustee (previously filed as Exhibit
              4.3 to the Registrant's November 1996 Form S-1)
        10.4 Registration Rights Agreement dated as of August 15, 1996 among the Registrant, BT Securities Corporation, Toronto Dominion Securities (USA) Inc. and Salomon Brothers Inc (previously filed as Exhibit 4.4 to the Registrant's November 1996 Form S-1)
        10.5 Warrant Agreement dated August 15, 1996 between Registrant and Bankers Trust Company, as Warrant Agent (previously filed as
              Exhibit 10.1 to the Registrant's November 1996 Form S-1)
        10.6 Assignment and Assumption Agreement dated as of August 7, 1996 between Registrant and International Wireless Communications, Inc. (previously filed as Exhibit 10.6 to the Registrant's November 1996 Form S-1)
        10.7 Consent, Waiver, Amendment, Assignment and Assumption Agreement effective as of August 7, 1996 among Registrant and the other parties named therein (previously filed as Exhibit 10.7 to the Registrant's November 1996 Form S-1)
        10.8 Consent, Waiver, Amendment, Assignment and Assumption Agreement effective as of August 7, 1996 among International Wireless Communications, Inc. and the parties named therein (previously filed as Exhibit 10.8 to the Registrant's November 1996 Form S-1)
        10.9 Securities Purchase Agreement dated as of December 6, 1995 among Registrant and the parties named therein (previously filed as Exhibit 10.2 to the Registrant's November 1996 Form S-1)
       10.10 Stock Purchase Agreement dated as of December 18, 1995 among Registrant, John D. Lockton and Hugh B.L.

              McClung (previously filed as Exhibit 10.5 to the Registrant's November 1996 Form S-1)
       10.11 1996 Stock Option/Stock Issuance Plan, amended and restated as of February 3, 1997 (previously filed as Exhibit 10.9A to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "March 31, 1997 Form 10-Q"))
       10.12  Form of Indemnification Agreement (previously filed as Exhibit
              10.10 to the Registrant's November 1996 Form S-1)
      10.13A Real Property Lease between International Wireless Communications, Inc. and PM Realty Group, dated May 5, 1994 (previously filed as Exhibit 10.11 to the Registrant's November 1996 Form S-1)
      10.13B First Amendment to Lease between The Prudential Insurance Company of America and International Wireless Communications, Inc., dated September 1, 1996 (previously filed as Exhibit 10.11A to the Registrant's November 1996 Form S-1)
      10.15C Second Amendment to Lease between Prudential and International Wireless Communications, Inc., dated November 15, 1996 (previously filed as Exhibit 10.11B to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (the "December 31, 1997 Form 10-K"))
      10.16A Agreement between Registrant and Vanguard Cellular Financial Corp., dated May 5, 1997, including:
              Exhibit A-Form of Warrant Agreement
              Exhibit B-Form of Warrant Agreement
              Exhibit C-Form of Incentive Stock Option
              Exhibit D-Form of Nonstatutory Option Agreement
              Exhibit E-Form of Guaranty
              Exhibit F-Form of Investment Representation Letter
              Exhibit G-Form of Vanguard Legal Opinion
              Exhibit H-Form of IWCH Legal Opinion
              previously filed as Exhibit 10.26 to Registrant's March 31, 1997 Form 10-Q)
      10.16B Side Letter regarding Guaranty between Vanguard Cellular Financial Corp. and the Registrant, dated May 29, 1997 (previously filed as Exhibit 10.26A to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the "June 30, 1997 Form 10-Q"))
       10.17 Memorandum of Understanding among Vanguard Cellular Systems, Inc., Electra Investment Trust PLC and certain other shareholders of Registrant listed therein, dated August 14, 1997 (previously filed as Exhibit 10.28O to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (the "September 30, 1997 Form 10-Q"))
      10.18A Loan Agreement among Registrant, Vanguard Cellular Financial Corp., Toronto Dominion Investments, Inc. and the other parties listed therein, dated August 18, 1997 (previously filed as Exhibit 10.28A to the Registrant's Current Report on Form 8-K filed with the Commission on September 12, 1997 (the "September 12, 1997 Form 8-K"))
      10.18B Exchange Agreement between Registrant, Vanguard Cellular Financial Corp., Toronto Dominion Investments, Inc. and the other parties listed therein, dated August 18, 1997 (previously filed as Exhibit 10.28B to the Registrant's September 12, 1997 Form 8-K)
      10.18C Intercreditor and Collateral Agency Agreement, dated August 18, 1997 (previously filed as Exhibit 10.28D to the Registrant's September 12, 1997 Form 8-K)
      10.18D  Tranche A Senior Exchangeable Note (previously filed as Exhibit
              10.28E to the Registrant's September 12, 1997 Form 8-K)
      10.18E  Warrant to Purchase Common Stock (previously filed as Exhibit
              10.28F to the Registrant's September 12, 1997 Form 8-K)
      10.18F  First Amendment to Loan Agreement between Registrant and
              Toronto Dominion Investments, Inc., dated December 30, 1997 10.18G Second Amendment to Loan Agreement between Registrant and
              Toronto Dominion Investments, Inc., dated January 15, 1998 10.18H Third Amendment to Loan Agreement between Registrant and
              Toronto Dominion Investments, Inc., dated January 30, 1998 10.18I Fourth Amendment to Loan Agreement between Registrant and Toronto Dominion Investments, Inc., dated February 5, 1998 10.18J Fifth Amendment to Loan Agreement between Registrant and Toronto Dominion Investments, Inc., dated February 13, 1998

      10.18K  Sixth Amendment to Loan Agreement between Registrant and
              Toronto Dominion Investments, Inc., dated February 19, 1998 10.18L Seventh Amendment to Loan Agreement between Registrant and
              Toronto Dominion Investments, Inc., dated February 25, 1998 10.18M Eighth Amendment to Loan Agreement between Registrant and Toronto Dominion Investments, Inc., dated March 7, 1998
       10.19  Letter Agreement among the Registrant, Hugh McClung,
              John D. Lockton, Nezam Tolooee, dated January, 1998
       10.20 Series J Preferred Stock and Warrant Purchase Agreement by and among Registrant and the Investors listed on Schedule A attached thereto, dated March 10, 1998
      10.20A  Form of Warrant to Purchase Common Stock of the Registrant
       10.21 Eighth Amended and Restated Investor Rights Agreement among Registrant and Investors listed on Schedule A attached thereto, dated March 10, 1998
       10.22 Amended and Restated Registration Rights Agreement among Registrant and individuals and entities listed on Schedule I attached thereto, dated March 10, 1998
       10.23 Support Services Agreement, by and among Registrant and Vanguard Cellular Operating Corp., dated March 10, 1998
       10.24  Compensation Plan for Van Snowdon dated March 27, 1998
       10.25  Employee Retention Bonus Plan dated March 27, 1998
    10.101A* Shareholders Agreement by and among Shubila Holding Sdn Bhd, International Wireless Communications, Inc. and Laranda Sdn
              Bhd, dated March 26, 1996 (previously filed as Exhibit 10.12A to the Registrant's November 1996 Form S-1)
    10.101B* Loan Agreement among STW, Permata Merchant Bank Berhad and certain financial institutions listed therein, dated August 18, 1995; Option Agreement between Permata Merchant Bank Berhad and International Wireless Communications, Inc., dated October 2, 1995; Collateral Agreement among International Wireless Communications, Inc., Shubila Holding Sdn. Bhd., Laranda Sdn. Bhd, STW and Permata Merchant Bank Berhad, dated October 2, 1995; Agreement to Allocate Responsibility among International Wireless Communications, Inc., Shubila Holding Sdn. Bhd. and Laranda Sdn. Bhd, dated November 1995 (previously filed as
              Exhibit 10.12D to the Registrant's November 1996 Form S-1) 10.101C Share Purchase and Sale Agreement between International Wireless
              Communications, Inc. and Shubila Holding Sdn. Bhd., dated April 6, 1998
     10.102A Shareholders' Agreement among PT Bina Reksa Perdana, International Wireless Communications, Inc., PT Deltonya Satya Dinamika and PT Rajasa Hazanah Perkasa, dated November 9, 1995 (previously filed as Exhibit 10.13C to the Registrant's
              November 1996 Form S-1)
     10.102B  Amendment Agreement among PT Rajasa Hazanah Perkasa, Nissho
              Iwai Corporation, PT Bina Reksa Perdana, International Wireless Communications, Inc. and PT Deltonya Satya Dinamika, dated October 29, 1996 (previously filed as Exhibit 10.13G to the Registrant's September 30, 1997 Form 10-Q)
     10.102C Cooperative Agreement among PT. (Persero) Telekomunikasi Indonesia, Yayasan Dana Pensiun Pegawai PT Telkom and PT Rajasa Hazanah Perkasa, dated November 30, 1995 (previously filed as
              Exhibit 10.13D to the Registrant's November 1996 Form S-1) 10.102D* Cooperation Agreement on Network Interconnection of Mobisel
              STBS with Telkom PSTN between PT. (Persero) Telekomunikasi Indonesia and PT Mobile Selular Indonesia, dated August 21,
              1996 (previously filed as Exhibit 10.13A to the Registrant's November 1996 Form S-1)
     10.102E Facility Agreement between PT Mobile Selular Indonesia and Nissho Iwai International (Singapore) Pte., Ltd., dated March 12, 1996; Share Pledge Agreement between PT Rajasa Hazanah Perkasa and Nissho Iwai International (Singapore) Pte., Ltd., dated March 12, 1996 (previously filed as Exhibit 10.13F to the Registrant's November 1996 Form S-1)
     10.102F License granted to PT Rajasa Hazanah Perkasa, dated April 28, 1995 (previously filed as Exhibit 10.13E to the Registrant's November 1996 Form S-1)
      10.103  Stockholder Agreement between Teleparbs Participacoes Ltda.
              (RBS) and International Wireless Communications, Inc., dated August 31, 1995 (previously filed as Exhibit 10.14 to the Registrant's November 1996 Form S-1)
     10.104A Subscription Agreement dated September 23, 1996, by and among International Wireless Communications, Inc., Star Digitel Limited, Star Telecom Holding Limited and Star Telecom International Holding Limited, including:
              Exhibit A Form of Escrow Agreement
              Exhibit B Form of Shareholders' Agreement

              Exhibit C Form of STHL Management Services Agreement
              Exhibit D Form of IWC Management Services Agreement
              Exhibit E Form of Noncompetition Agreement
              Exhibit F Form of Loan Agreement
                (previously filed as Exhibit 2.2 to the Registrant's
                November 1996 Form S-1)
     10.104B Letter Agreement between International Wireless Communications, Inc. and Star Telecom Holding Limited regarding the loan agreement between Star Digitel Limited and Star Telecom Holding Limited, dated November 7, 1996 (previously filed as Exhibit
              2.3 to the Registrant's November 1996 Form S-1)
     10.104C  Letter Agreements between International Wireless
              Communications, Inc. and Star Telecom Holding Limited regarding indemnification, dated November 5, 1996 and November 7, 1996 (previously filed as Exhibit 2.4 to the Registrant's November 1996 Form S-1)
     10.104D Amended and Restated Shareholders' Agreement among Star Digitel Limited, Star Telecom Holding Limited, International Wireless Communications, Inc. and Vanguard China, Inc., dated April 4, 1997 (previously filed as Exhibit 10.16B to the Registrant's March 31, 1997 Form 10-Q)
     10.104E Amended and Restated Noncompetition Agreement between Star Telecom Holding Limited and International Wireless Communications, Inc., dated April 4, 1997 (previously filed as
              Exhibit 10.16C to the Registrant's March 31, 1997 Form 10-Q) 10.104F Amendment to Subscription Agreement and Waiver among Star
              Digitel Limited, Star Telecom Holding Limited, International Wireless Communications, Inc. and IWC China Limited, dated June 18, 1997 (previously filed as Exhibit 10.16D to the
              Registrant's June 30, 1997 Form 10-Q)
     10.104G Side Letter regarding Indemnification between IWC China Limited and Star Digitel Limited, dated June 18, 1997 (previously filed as Exhibit 10.16E to the Registrant's June 30, 1997 Form 10-Q)
     10.104H Deed of Adherence between Star Digitel Limited and IWC China Limited, dated June 18, 1997 (previously filed as Exhibit
              10.16F to the Registrant's September 30, 1997 Form 10-Q)
     10.104I Bridge Loan Agreement between Star Digitel Limited and the Toronto-Dominion Bank, dated May 16, 1997 (previously filed as
              Exhibit 10.16G to the Registrant's September 30, 1997 Form 10-Q) 10.104J Supplement No. 1 to Bridge Loan Agreement between Star Digitel
              Limited and Toronto Dominion Bank dated September 18, 1997 (previously filed as Exhibit 10.16J to the Registrant's September 30, 1997 Form 10-Q)
     10.104K Supplement No. 2 to Bridge Loan Agreement between Star Digitel Limited and Toronto Dominion Bank dated November 17, 1997
     10.104L Pledge Agreement made by International Wireless Communications, Inc. in favor of Toronto Dominion Bank, dated June 5, 1997 (previously filed as Exhibit 10.16H to the Registrant's September 30, 1997 Form 10-Q)
     10.104M Reimbursement Agreement by and among Star Digitel Limited, Star Telecom Holding Limited and Vanguard Cellular Financial Corp., dated May 16, 1997 (previously filed as Exhibit 10.16I to the Registrant's September 30, 1997 Form 10-Q)
     10.104N Reimbursement Agreement between IWC China Limited and Vanguard Cellular Financial Corp., dated September 18, 1997
     10.104O First Amendment to Reimbursement Agreement between IWC China Limited and Vanguard Cellular Financial Corp., dated January
              23, 1998
     10.104P First Amendment to Pledge Agreement between IWC China Limited and Vanguard Cellular Financial Corp., dated January 23, 1998
     10.104Q First Amendment to Warrant to Purchase Common Stock between the Registrant and Vanguard Cellular Financial Corp., dated January 23, 1998.
     10.104R Amended and Restated Negative Pledge Agreement made by International Wireless Communications, Inc. and IWC China in favor of Toronto Dominion Bank, dated September 18, 1997 (previously filed as Exhibit 10.16L to the Registrant's September 30, 1997 Form 10-Q)
     10.104S Conditional Deed of Adherence between Star Digitel Limited and Vanguard Cellular Financial Corp. dated September 18, 1997 (previously filed as Exhibit 10.16M to the Registrant's September 30, 1997 Form 10-Q)
     10.105A Share Purchase Agreement between Motorola International Development Corporation and International Wireless Communications Pakistan Limited, dated July 17, 1997
              (previously filed as Exhibit 10.27A to the Registrant's June
              30, 1997 Form 10-Q)
     10.105B Share Purchase Agreement between Continental Communications Limited and International Wireless Communications Pakistan Limited, dated July 17, 1997 (previously filed as Exhibit
              10.27B to the Registrant's June 30, 1997 Form 10-Q)

     10.105C Supplement to Share Purchase Agreement between Registrant and Continental Communications Limited, dated August 18, 1997 (previously filed as Exhibit 10.28L to the Registrant's
              September 12, 1997 Form 8-K)
     10.105D Restated and Amended Shareholders Agreement among Motorola International Development Corporation, Saif Telecom (Pvt) Ltd and International Wireless Communications Pakistan Limited, dated August 13, 1997 (previously filed as Exhibit 10.27C to the Registrant's June 30, 1997 Form 10-Q)
     10.105E  Side Letter regarding Shareholder Obligations among
              International Wireless Communications Pakistan Limited,
              Motorola International Development Corporation and Saif Telecom
              (Pvt) Ltd , dated August 13, 1997 (previously filed as Exhibit 10.27D to the Registrant's June 30, 1997 Form 10-Q)
     10.105F Letter Agreement amending the Restated and Amended Shareholders Agreement Among Motorola International Development Corporation, Saif Telecom (Pvt) Ltd and International Wireless
              Communications Pakistan Limited, dated August 1997 (previously filed as Exhibit 2.10J to the Registrant's September 12, 1997 Form 8-K)
     10.105G  Amended and Restated Shareholders' Agreement among
              International Wireless Communications Pakistan Limited,
              Pakistan Wireless Holdings Limited, Vanguard Pakistan, Inc. and South Asia Wireless Communications (Mauritius) Limited, dated August 13, 1997 (previously filed as Exhibit 2.10E to the Registrant's September 12, 1997 Form 8-K)
     10.105H IWC Group Agreement between Pakistan Wireless Holdings Limited and Vanguard Pakistan, Inc., dated August 13, 1997; Voting
              Trust Agreement between Pakistan Wireless Holdings Limited and Vanguard Pakistan, Inc., dated August 13, 1997 (previously filed as Exhibit 2.10F to the Registrant's September 12, 1997 Form 8-K)
     10.105I Deed of Adherence to International Wireless Communications Pakistan Limited Shareholders Agreement among International Wireless Communications Pakistan Limited, Pakistan Wireless Holdings Limited, Vanguard Pakistan, Inc. and South Asia
              Wireless Communications (Mauritius) Limited, dated August 27, 1997 (previously filed as Exhibit 2.10G to the Registrant's September 12, 1997 Form 8-K)
     10.105J License granted to Pakistan Mobile Communications (Pvt) Ltd by the Government of Pakistan, Ministry of Communications, dated July 6, 1992 (previously filed as Exhibit 10.27G to the Registrant's June 30, 1997 Form 10-Q)
     10.105K Re-validation of License granted to Pakistan Mobile Communications (Pvt) Ltd, dated August 9, 1997 (previously filed as Exhibit 2.10I to the Registrant's September 12, 1997 Form 8-K)
     10.105L Loan Agreement between Pakistan Wireless Holdings Limited, Vanguard and the Toronto-Dominion Bank, dated August 18, 1997 (previously filed as Exhibit 10.28G to the Registrant's
              September 12, 1997 Form 8-K)
     10.105M  Pakistan Wireless Holdings Limited Tranche A Exchangeable
              Senior Secured Note (previously filed as Exhibit 10.28H to the Registrant's September 12, 1997 Form 8-K)
     10.105N Pledge Agreement between Pakistan Wireless Holdings Limited and the Toronto-Dominion Bank, dated August 18, 1997 (previously filed as Exhibit 10.28I to the Registrant's September 12, 1997 Form 8-K)
     10.105O Security Agreement among Pakistan Wireless Holdings Limited and the Toronto-Dominion Bank, dated August 18, 1997 (previously filed as Exhibit 10.28J to the Registrant's September 12, 1997 Form 8-K)
     10.105P Stock Option Agreement between Registrant and Pakistan Wireless Holdings Limited, dated August 18, 1997 (previously filed as
              Exhibit 10.28K to the Registrant's September 12, 1997 Form 8-K) 10.105Q** Interconnection Agreement between Pakistan Mobile
              Communications (Pvt) Ltd. and Pakistan Telecommunications
              Company Limited, dated December 5, 1997
     10.105R Side Letter between Vanguard Pakistan, Inc. and Pakistan Wireless Holdings Limited, dated February 12, 1998; Side
              Letter between Vanguard Pakistan, Inc. and Pakistan Wireless Holdings Limited, dated March 12, 1998
     10.105S Financing and Security Agreement among Pakistan Mobile Communications (Private) Limited and Motorola Credit
              Corporation, dated March 5, 1998; Side Letter to Share Pledge Agreement between Motorola Credit Corporation and International Wireless Communications Pakistan Limited, dated March 5, 1998
     10.105T  First Amendment to Letter Agreement among Motorola
              International Development Corporation, International Wireless Communications Pakistan Limited and SAIF Telecom (Pvt.) Limited, dated February 25, 1998
     10.106A Amended and Restated Senior Secured Promissory Note and Warrant Purchase Agreement among the Registrant, Radio Movil Digital Americas, Inc. and BT Foreign Investment Corporation, dated January 23, 1998 (previously filed as Exhibit 10.30A to the Registrant's February 6, 1998 Form 8-K)
     10.106B International Wireless Communications Holdings, Inc. Stock Purchase Warrants between the Registrant and BT Foreign Investment Corporation, dated January 23, 1998 (previously filed as Exhibit 10.30B to the Registrant's February 6, 1998
              Form 8-K)
     10.106C  Amended and Restated Senior Secured Promissory Note between
              Radio Movil Digital Americas, Inc. and BT Foreign Investment Corporation, dated January 23, 1998 (previously filed as
              Exhibit 10.30C to the Registrant's February 6, 1998 Form 8-K) 10.106D Pledge Agreement between International Wireless Communications,
              Inc. and BT Foreign Investment Corporation, dated January 23, 1998 (previously filed as Exhibit 10.30D to the Registrant's February 6, 1998 Form 8-K)
     10.106E Pledge Agreement between Radio Movil Digital Americas, Inc. and BT Foreign Investment Corporation, dated January 23, 1998 (previously filed as Exhibit 10.30E to the Registrant's
              February 6, 1998 Form 8-K)
     10.106F Letter Agreement among the Registrant, BT Foreign Investment Corporation and Radio Movil Digital Americas, Inc., dated
              January 23, 1998 (previously filed as Exhibit 10.30F to the Registrant's February 6, 1998 Form 8-K)

    10.107** Letter Agreement between Telcom Ventures. LLC and Registrant, dated March 16, 1998

        21.1  Subsidiaries of the Registrant

        27.1  Financial Data Schedule

-------------------------------

* Confidential treatment has previously been granted as to certain portions of this exhibit.
** Confidential treatment has been requested as to certain portions of this exhibit.


(b)        REPORTS ON FORM 8-K.

           On September 11, 1997, the Registrant filed a Current Report on Form 8-K to report the acquisition by the Registrant of an equity interest in IWCPL. No financial statements were required to be filed with such Report on Form 8-K.

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


           No annual report or proxy material has been sent to security holders.

                         SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 1998.


                                       INTERNATIONAL WIRELESS
                                       COMMUNICATIONS HOLDINGS, INC.

                                       By: /s/ Van E. Snowdon
                                          ----------------------------
                                          Van E. Snowdon
                                          Chief Executive Officer


                        POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Van E. Snowdon, as his true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                        TITLE                            DATE
----------                       -----                           -----


/s/ Van E. Snowdon         President, Chief Executive           April 14, 1998
-----------------------          Officer and Director
  VAN E. SNOWDON


/s/ Keith D. Taylor                   Controller                April 14, 1998
-----------------------     (Principal Accounting Officer)
  KEITH D. TAYLOR


/s/ Haynes G. Griffin         Chairman of the Board             April 14, 1998
-----------------------
  HAYNES G. GRIFFIN


/s/ Sanford L. Antignas           Director                      April 14, 1998
-----------------------
  SANFORD L. ANTIGNAS


/s/ Carl C. Cordova III           Director                      April 14, 1998
------------------------
  CARL C. CORDOVA III


/s/ Stephen R. Leeolou            Director                      April 14, 1998
----------------------
  STEPHEN R. LEEOLOU


/s/ John S. McCarthy              Director                      April 14, 1998
------------------------
  JOHN S. MCCARTHY

/s/ Brian Rich                    Director                      April 14, 1998
-----------------------
  BRIAN RICH


/s/ John D. Lockton               Director                      April 14, 1998
------------------------
  JOHN D. LOCKTON


/s/ Hugh B. L. McClung            Director                      April 14, 1998
-----------------------
  HUGH B. L. MCCLUNG

                                EXHIBIT INDEX


 EXHIBIT NO.  EXHIBIT
 -----------  -------
         2.1 Agreement and Plan of Merger among the Registrant, Radio Movil Digital Americas, Inc. and a wholly owned subsidiary of the Registrant dated November 22, 1997 (previously filed as Exhibit 2.11A to the Registrant's Current Report on Form 8-K, filed with the Commission on February 6, 1998 (the "February 6, 1998 Form 8-K")
        2.1A Amendment No. 1 to Agreement and Plan of Merger among the Registrant, Radio Movil Digital Americas, Inc. and IWC
              Acquisition Corporation, dated January 15, 1998 (previously filed as Exhibit 2.11B to the Registrant's February 6, 1998
              Form 8-K)
        2.1B Amendment No. 2 to Agreement and Plan of Merger among the Registrant, Radio Movil Digital Americas, Inc. and IWC
              Acquisition Corporation, dated January 23, 1998 (previously filed as Exhibit 2.11C to the Registrant's February 6, 1998
              Form 8-K)
        2.1C Escrow Agreement among George Billings, the Registrant and Toronto Dominion Houston, Inc., dated January 23, 1998 (previously filed as Exhibit 2.11D to the Registrant's February 6, 1998 Form 8-K)
        2.1D  Consulting Agreement between Robert Dupuis and Radio Movil
              Digital Americas, Inc., dated January 23, 1998 (previously filed as Exhibit 2.11E to the Registrant's February 6, 1998 Form 8-K)
        2.1E Non-Competition Agreement between the Registrant and Robert Dupuis, dated January 23, 1998 (previously filed as Exhibit
              2.11F to the Registrant's February 6, 1998 Form 8-K)

         3.1 Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on March 10, 1998
         3.2 Bylaws of the Registrant as currently in effect (previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, declared effective by the Commission on November 21, 1996 (Reg. No. 333-11987) (the "November 1996 Form S-1")

        10.1 Indenture dated as of August 15, 1996 between the Registrant, as issuer, and Marine Midland Bank, as Trustee (previously filed as Exhibit 4.1 to the Registrant's November 1996 S-1)
       10.1A First Supplemental Indenture dated January 23, 1998, between the Registrant, as issuer, and Marine Midland Bank, as Trustee (previously filed as Exhibit 4.1A to the Registrant's February
              6, 1998 Form 8-K)
        10.2 Pledge Agreement dated as of August 15, 1996 by the Registrant and International Wireless Communications, Inc. in favor of Bankers Trust Company, as Collateral Agent (previously filed as
              Exhibit 4.2 to the Registrant's November 1996 Form S-1)
        10.3 Unit Agreement dated as of August 15, 1996 among the Registrant and Bankers Trust Company, as Unit Agent and Warrant Agent and Marine Midland Bank, as Trustee (previously filed as Exhibit
              4.3 to the Registrant's November 1996 Form S-1)
        10.4 Registration Rights Agreement dated as of August 15, 1996 among the Registrant, BT Securities Corporation, Toronto Dominion Securities (USA) Inc. and Salomon Brothers Inc (previously filed as Exhibit 4.4 to the Registrant's November 1996 Form S-1)
        10.5 Warrant Agreement dated August 15, 1996 between Registrant and Bankers Trust Company, as Warrant Agent (previously filed as
              Exhibit 10.1 to the Registrant's November 1996 Form S-1)
        10.6 Assignment and Assumption Agreement dated as of August 7, 1996 between Registrant and International Wireless Communications, Inc. (previously filed as Exhibit 10.6 to the Registrant's November 1996 Form S-1)
        10.7 Consent, Waiver, Amendment, Assignment and Assumption Agreement effective as of August 7, 1996 among Registrant and the other parties named therein (previously filed as Exhibit 10.7 to the Registrant's November 1996 Form S-1)
        10.8 Consent, Waiver, Amendment, Assignment and Assumption Agreement effective as of August 7, 1996 among International Wireless Communications, Inc. and the parties named therein (previously filed as Exhibit 10.8 to the Registrant's November 1996 Form S-1)
        10.9 Securities Purchase Agreement dated as of December 6, 1995 among Registrant and the parties named therein (previously filed as Exhibit 10.2 to the Registrant's November 1996 Form S-1)

       10.10 Stock Purchase Agreement dated as of December 18, 1995 among Registrant, John D. Lockton and Hugh B.L. McClung (previously filed as Exhibit 10.5 to the Registrant's November 1996 Form S-1)
       10.11 1996 Stock Option/Stock Issuance Plan, amended and restated as of February 3, 1997 (previously filed as Exhibit 10.9A to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "March 31, 1997 Form 10-Q"))
       10.12  Form of Indemnification Agreement (previously filed as Exhibit
              10.10 to the Registrant's November 1996 Form S-1)
      10.13A  Real Property Lease between International Wireless
              Communications, Inc. and PM Realty Group, dated May 5, 1994 (previously filed as Exhibit 10.11 to the Registrant's November 1996 Form S-1)
      10.13B  First Amendment to Lease between The Prudential Insurance
              Company of America and International Wireless Communications, Inc., dated September 1, 1996 (previously filed as Exhibit
              10.11A to the Registrant's November 1996 Form S-1)
      10.15C Second Amendment to Lease between Prudential and International Wireless Communications, Inc., dated November 15, 1996
              (previously filed as Exhibit 10.11B to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (the "December 31, 1997 Form 10-K"))
      10.16A Agreement between Registrant and Vanguard Cellular Financial Corp., dated May 5, 1997, including:
              Exhibit A_Form of Warrant Agreement
              Exhibit B_Form of Warrant Agreement
              Exhibit C_Form of Incentive Stock Option
              Exhibit D_Form of Nonstatutory Option Agreement
              Exhibit E_Form of Guaranty
              Exhibit F_Form of Investment Representation Letter
              Exhibit G_Form of Vanguard Legal Opinion
              Exhibit H_Form of IWCH Legal Opinion
              previously filed as Exhibit 10.26 to Registrant's March 31, 1997 Form 10-Q)
      10.16B  Side Letter regarding Guaranty between Vanguard Cellular
              Financial Corp. and the Registrant, dated May 29, 1997
              (previously filed as Exhibit 10.26A to the Registrant's
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              1997 (the "June 30, 1997 Form 10-Q"))
       10.17  Memorandum of Understanding among Vanguard Cellular Systems,
              Inc., Electra Investment Trust PLC and certain other shareholders of Registrant listed therein, dated August 14, 1997 (previously filed as Exhibit 10.28O to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September
              30, 1997 (the "September 30, 1997 Form 10-Q"))
      10.18A Loan Agreement among Registrant, Vanguard Cellular Financial Corp., Toronto Dominion Investments, Inc. and the other parties listed therein, dated August 18, 1997 (previously filed as Exhibit 10.28A to the Registrant's Current Report on Form 8-K filed with the Commission on September 12, 1997 (the "September 12, 1997 Form 8-K"))
      10.18B Exchange Agreement between Registrant, Vanguard Cellular Financial Corp., Toronto Dominion Investments, Inc. and the other parties listed therein, dated August 18, 1997 (previously filed as Exhibit 10.28B to the Registrant's September 12, 1997 Form 8-K)
      10.18C Intercreditor and Collateral Agency Agreement, dated August 18, 1997 (previously filed as Exhibit 10.28D to the Registrant's September 12, 1997 Form 8-K)
      10.18D  Tranche A Senior Exchangeable Note (previously filed as Exhibit
              10.28E to the Registrant's September 12, 1997 Form 8-K)
      10.18E  Warrant to Purchase Common Stock (previously filed as Exhibit
              10.28F to the Registrant's September 12, 1997 Form 8-K)
      10.18F  First Amendment to Loan Agreement between Registrant and
              Toronto Dominion Investments, Inc., dated December 30, 1997
      10.18G  Second Amendment to Loan Agreement between Registrant and
              Toronto Dominion Investments, Inc., dated January 15, 1998
      10.18H  Third Amendment to Loan Agreement between Registrant and
              Toronto Dominion Investments, Inc., dated January 30, 1998
      10.18I  Fourth Amendment to Loan Agreement between Registrant and
              Toronto Dominion Investments, Inc., dated February 5, 1998
      10.18J  Fifth Amendment to Loan Agreement between Registrant and
              Toronto Dominion Investments, Inc., dated

              February 13, 1998

      10.18K Sixth Amendment to Loan Agreement between Registrant and Toronto Dominion Investments, Inc., dated February 19, 1998
      10.18L Seventh Amendment to Loan Agreement between Registrant and Toronto Dominion Investments, Inc., dated February 25, 1998
      10.18M Eighth Amendment to Loan Agreement between Registrant and Toronto Dominion Investments, Inc., dated March 7, 1998
       10.19 Letter Agreement among the Registrant, Hugh McClung, John D. Lockton, Nezam Tolooee, dated January, 1998
       10.20 Series J Preferred Stock and Warrant Purchase Agreement by and among Registrant and the Investors listed on Schedule A attached thereto, dated March 10, 1998
      10.20A  Form of Warrant to Purchase Common Stock of the Registrant
       10.21 Eighth Amended and Restated Investor Rights Agreement among Registrant and Investors listed on Schedule A attached thereto, dated March 10, 1998
       10.22 Amended and Restated Registration Rights Agreement among Registrant and individuals and entities listed on Schedule I attached thereto, dated March 10, 1998
       10.23 Support Services Agreement, by and among Registrant and Vanguard Cellular Operating Corp., dated March 10, 1998
       10.24  Compensation Plan for Van Snowdon dated March 27, 1998
       10.25  Employee Retention Bonus Plan dated March 27, 1998
    10.101A* Shareholders Agreement by and among Shubila Holding Sdn Bhd, International Wireless Communications, Inc. and Laranda Sdn Bhd, dated March 26, 1996 (previously filed as Exhibit 10.12A to the Registrant's November 1996 Form S-1)
    10.101B* Loan Agreement among STW, Permata Merchant Bank Berhad and certain financial institutions listed therein, dated August 18, 1995; Option Agreement between Permata Merchant Bank Berhad and International Wireless Communications, Inc., dated October 2, 1995; Collateral Agreement among International Wireless Communications, Inc., Shubila Holding Sdn. Bhd., Laranda Sdn. Bhd, STW and Permata Merchant Bank Berhad, dated October 2, 1995; Agreement to Allocate Responsibility among International Wireless Communications, Inc., Shubila Holding Sdn. Bhd. and Laranda Sdn. Bhd, dated November 1995 (previously filed as
              Exhibit 10.12D to the Registrant's November 1996 Form S-1) 10.101C Share Purchase And Sale Agreement between International
              Wireless Communications, Inc. and Shubila Holding Sdn Bhd, dated April 3, 1998
     10.102A Shareholders' Agreement among PT Bina Reksa Perdana, International Wireless Communications, Inc., PT Deltonya Satya Dinamika and PT Rajasa Hazanah Perkasa, dated November 9, 1995 (previously filed as Exhibit 10.13C to the Registrant's November 1996 Form S-1)
     10.102B Amendment Agreement among PT Rajasa Hazanah Perkasa, Nissho Iwai Corporation, PT Bina Reksa Perdana, International Wireless Communications, Inc. and PT Deltonya Satya Dinamika, dated October 29, 1996 (previously filed as Exhibit 10.13G to the Registrant's September 30, 1997 Form 10-Q)
     10.102C Cooperative Agreement among PT. (Persero) Telekomunikasi Indonesia, Yayasan Dana Pensiun Pegawai PT Telkom and PT Rajasa Hazanah Perkasa, dated November 30, 1995 (previously filed as
              Exhibit 10.13D to the Registrant's November 1996 Form S-1) 10.102D* Cooperation Agreement on Network Interconnection of Mobisel
              STBS with Telkom PSTN between PT. (Persero) Telekomunikasi Indonesia and PT Mobile Selular Indonesia, dated August 21, 1996 (previously filed as Exhibit 10.13A to the Registrant's November 1996 Form S-1)
     10.102E Facility Agreement between PT Mobile Selular Indonesia and Nissho Iwai International (Singapore) Pte., Ltd., dated March 12, 1996; Share Pledge Agreement between PT Rajasa Hazanah Perkasa and Nissho Iwai International (Singapore) Pte., Ltd., dated March 12, 1996 (previously filed as Exhibit 10.13F to the Registrant's November 1996 Form S-1)
     10.102F License granted to PT Rajasa Hazanah Perkasa, dated April 28, 1995 (previously filed as Exhibit 10.13E to the Registrant's November 1996 Form S-1)
      10.103  Stockholder Agreement between Teleparbs Participacoes Ltda.
              (RBS) and International Wireless Communications, Inc., dated August 31, 1995 (previously filed as Exhibit 10.14 to the Registrant's November 1996 Form S-1)
     10.104A Subscription Agreement dated September 23, 1996, by and among International Wireless Communications, Inc., Star Digitel Limited, Star Telecom Holding Limited and Star Telecom
              International Holding Limited, including:
                 Exhibit A Form of Escrow Agreement
              Exhibit B Form of Shareholders' Agreement
              Exhibit C Form of STHL Management Services Agreement
              Exhibit D Form of IWC Management Services Agreement

              Exhibit E Form of Noncompetition Agreement
              Exhibit F Form of Loan Agreement
                (previously filed as Exhibit 2.2 to the Registrant's November 1996 Form S-1)
     10.104B Letter Agreement between International Wireless Communications, Inc. and Star Telecom Holding Limited regarding the loan agreement between Star Digitel Limited and Star Telecom Holding Limited, dated November 7, 1996 (previously filed as Exhibit
              2.3 to the Registrant's November 1996 Form S-1)
     10.104C  Letter Agreements between International Wireless
              Communications, Inc. and Star Telecom Holding Limited regarding indemnification, dated November 5, 1996 and November 7, 1996 (previously filed as Exhibit 2.4 to the Registrant's November 1996 Form S-1)
     10.104D Amended and Restated Shareholders' Agreement among Star Digitel Limited, Star Telecom Holding Limited, International Wireless Communications, Inc. and Vanguard China, Inc., dated April 4, 1997 (previously filed as Exhibit 10.16B to the Registrant's March 31, 1997 Form 10-Q)
     10.104E Amended and Restated Noncompetition Agreement between Star Telecom Holding Limited and International Wireless Communications, Inc., dated April 4, 1997 (previously filed as
              Exhibit 10.16C to the Registrant's March 31, 1997 Form 10-Q) 10.104F Amendment to Subscription Agreement and Waiver among Star
              Digitel Limited, Star Telecom Holding Limited, International Wireless Communications, Inc. and IWC China Limited, dated June 18, 1997 (previously filed as Exhibit 10.16D to the
              Registrant's June 30, 1997 Form 10-Q)
     10.104G Side Letter regarding Indemnification between IWC China Limited and Star Digitel Limited, dated June 18, 1997 (previously filed as Exhibit 10.16E to the Registrant's June 30, 1997 Form 10-Q)
     10.104H Deed of Adherence between Star Digitel Limited and IWC China Limited, dated June 18, 1997 (previously filed as Exhibit
              10.16F to the Registrant's September 30, 1997 Form 10-Q)
     10.104I Bridge Loan Agreement between Star Digitel Limited and the Toronto-Dominion Bank, dated May 16, 1997 (previously filed as
              Exhibit 10.16G to the Registrant's September 30, 1997 Form 10-Q) 10.104J Supplement No. 1 to Bridge Loan Agreement between Star Digitel
              Limited and Toronto Dominion Bank dated September 18, 1997 (previously filed as Exhibit 10.16J to the Registrant's September 30, 1997 Form 10-Q)
     10.104K Supplement No. 2 to Bridge Loan Agreement between Star Digitel Limited and Toronto Dominion Bank dated November 17, 1997
     10.104L Pledge Agreement made by International Wireless Communications, Inc. in favor of Toronto Dominion Bank, dated June 5, 1997 (previously filed as Exhibit 10.16H to the Registrant's September 30, 1997 Form 10-Q)
     10.104M Reimbursement Agreement by and among Star Digitel Limited, Star Telecom Holding Limited and Vanguard Cellular Financial Corp., dated May 16, 1997 (previously filed as Exhibit 10.16I to the Registrant's September 30, 1997 Form 10-Q)
     10.104N Reimbursement Agreement between IWC China Limited and Vanguard Cellular Financial Corp., dated September 18, 1997
     10.104O First Amendment to Reimbursement Agreement between IWC China Limited and Vanguard Cellular Financial Corp., dated January
              23, 1998
     10.104P First Amendment to Pledge Agreement between IWC China Limited and Vanguard Cellular Financial Corp., dated January 23, 1998
     10.104Q First Amendment to Warrant to Purchase Common Stock between the Registrant and Vanguard Cellular Financial Corp., dated January 23, 1998.
     10.104R Amended and Restated Negative Pledge Agreement made by International Wireless Communications, Inc. and IWC China in favor of Toronto Dominion Bank, dated September 18, 1997 (previously filed as Exhibit 10.16L to the Registrant's September 30, 1997 Form 10-Q)
     10.104S Conditional Deed of Adherence between Star Digitel Limited and Vanguard Cellular Financial Corp. dated September 18, 1997 (previously filed as Exhibit 10.16M to the Registrant's September 30, 1997 Form 10-Q)
     10.105A Share Purchase Agreement between Motorola International Development Corporation and International Wireless Communications Pakistan Limited, dated July 17, 1997
              (previously filed as Exhibit 10.27A to the Registrant's June
              30, 1997 Form 10-Q)
     10.105B Share Purchase Agreement between Continental Communications Limited and International Wireless Communications Pakistan Limited, dated July 17, 1997 (previously filed as Exhibit
              10.27B to the Registrant's June 30, 1997 Form 10-Q)
     10.105C Supplement to Share Purchase Agreement between Registrant and Continental Communications Limited, dated

              August 18, 1997 (previously filed as Exhibit 10.28L to the Registrant's September 12, 1997 Form 8-K)
     10.105D Restated and Amended Shareholders Agreement among Motorola International Development Corporation, Saif Telecom (Pvt) Ltd and International Wireless Communications Pakistan Limited, dated August 13, 1997 (previously filed as Exhibit 10.27C to the Registrant's June 30, 1997 Form 10-Q)
     10.105E  Side Letter regarding Shareholder Obligations among
              International Wireless Communications Pakistan Limited,
              Motorola International Development Corporation and Saif Telecom
              (Pvt) Ltd , dated August 13, 1997 (previously filed as Exhibit 10.27D to the Registrant's June 30, 1997 Form 10-Q)
     10.105F Letter Agreement amending the Restated and Amended Shareholders Agreement Among Motorola International Development Corporation, Saif Telecom (Pvt) Ltd and International Wireless
              Communications Pakistan Limited, dated August 1997 (previously filed as Exhibit 2.10J to the Registrant's September 12, 1997
              Form 8-K)
     10.105G  Amended and Restated Shareholders' Agreement among
              International Wireless Communications Pakistan Limited,
              Pakistan Wireless Holdings Limited, Vanguard Pakistan, Inc. and South Asia Wireless Communications (Mauritius) Limited, dated August 13, 1997 (previously filed as Exhibit 2.10E to the Registrant's September 12, 1997 Form 8-K)
     10.105H IWC Group Agreement between Pakistan Wireless Holdings Limited and Vanguard Pakistan, Inc., dated August 13, 1997; Voting
              Trust Agreement between Pakistan Wireless Holdings Limited and Vanguard Pakistan, Inc., dated August 13, 1997 (previously filed as Exhibit 2.10F to the Registrant's September 12, 1997
              Form 8-K)
     10.105I Deed of Adherence to International Wireless Communications Pakistan Limited Shareholders Agreement among International Wireless Communications Pakistan Limited, Pakistan Wireless Holdings Limited, Vanguard Pakistan, Inc. and South Asia
              Wireless Communications (Mauritius) Limited, dated August 27,
              1997 (previously filed as Exhibit 2.10G to the Registrant's September 12, 1997 Form 8-K)
     10.105J License granted to Pakistan Mobile Communications (Pvt) Ltd by the Government of Pakistan, Ministry of Communications, dated
              July 6, 1992 (previously filed as Exhibit 10.27G to the Registrant's June 30, 1997 Form 10-Q)
     10.105K  Re-validation of License granted to Pakistan Mobile
              Communications (Pvt) Ltd, dated August 9, 1997 (previously filed as Exhibit 2.10I to the Registrant's September 12, 1997
              Form 8-K)
     10.105L Loan Agreement between Pakistan Wireless Holdings Limited, Vanguard and the Toronto-Dominion Bank, dated August 18, 1997 (previously filed as Exhibit 10.28G to the Registrant's
              September 12, 1997 Form 8-K)
     10.105M  Pakistan Wireless Holdings Limited Tranche A Exchangeable
              Senior Secured Note (previously filed as Exhibit 10.28H to the Registrant's September 12, 1997 Form 8-K)
     10.105N Pledge Agreement between Pakistan Wireless Holdings Limited and the Toronto-Dominion Bank, dated August 18, 1997 (previously filed as Exhibit 10.28I to the Registrant's September 12, 1997 Form 8-K)
     10.105O Security Agreement among Pakistan Wireless Holdings Limited and the Toronto-Dominion Bank, dated August 18, 1997 (previously filed as Exhibit 10.28J to the Registrant's September 12, 1997 Form 8-K)
     10.105P Stock Option Agreement between Registrant and Pakistan Wireless Holdings Limited, dated August 18, 1997 (previously filed as
              Exhibit 10.28K to the Registrant's September 12, 1997 Form 8-K) 10.105Q** Interconnection Agreement between Pakistan Mobile
              Communications (Pvt) Ltd. and Pakistan Telecommunications
              Company Limited, dated December 5, 1997
     10.105R  Side Letter between Vanguard Pakistan, Inc. and Pakistan
              Wireless Holdings Limited, dated February 12, 1998; Side Letter between Vanguard Pakistan, Inc. and Pakistan Wireless Holdings Limited, dated March 12, 1998
     10.105S Financing and Security Agreement among Pakistan Mobile Communications (Private) Limited and Motorola Credit
              Corporation, dated March 5, 1998; Side Letter to Share Pledge Agreement between Motorola Credit Corporation and International Wireless Communications Pakistan Limited, dated March 5, 1998
     10.105T  First Amendment to Letter Agreement among Motorola
              International Development Corporation, International
              Wireless Communications Pakistan Limited and SAIF Telecom
              (Pvt.) Limited, dated February 25,1998
     10.106A Amended and Restated Senior Secured Promissory Note and Warrant Purchase Agreement among the Registrant, Radio Movil Digital Americas, Inc. and BT Foreign Investment Corporation, dated January 23, 1998 (previously filed as Exhibit 10.30A to the Registrant's February 6, 1998 Form 8-K)
     10.106B International Wireless Communications Holdings, Inc. Stock Purchase Warrants between the Registrant and BT Foreign Investment Corporation, dated January 23, 1998 (previously filed as Exhibit 10.30B to the Registrant's February 6, 1998 Form 8-K)
     10.106C  Amended and Restated Senior Secured Promissory Note between
              Radio Movil Digital Americas, Inc. and BT Foreign Investment Corporation, dated January 23, 1998 (previously filed as
              Exhibit 10.30C to the Registrant's February 6, 1998 Form 8-K) 10.106D Pledge Agreement between International Wireless Communications,
              Inc. and BT Foreign Investment Corporation, dated January 23,
              1998 (previously filed as Exhibit 10.30D to the Registrant's February 6, 1998 Form 8-K)

     10.106E Pledge Agreement between Radio Movil Digital Americas, Inc. and BT Foreign Investment Corporation, dated January 23, 1998 (previously filed as Exhibit 10.30E to the Registrant's February 6, 1998 Form 8-K)
     10.106F Letter Agreement among the Registrant, BT Foreign Investment Corporation and Radio Movil Digital Americas, Inc., dated January 23, 1998 (previously filed as Exhibit 10.30F to the Registrant's February 6, 1998 Form 8-K)

    10.107** Letter Agreement between Telcom Ventures. LLC and Registrant, dated March 16, 1998

        21.1  Subsidiaries of the Registrant

        27.1  Financial Data Schedule


-------------------------------

* Confidential treatment has previously been granted as to certain portions of this exhibit.
** Confidential treatment has been requested as to certain portions of this exhibit.