Form 10-Q
period 1998-03-31
INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS INC
filed 1998-05-20
CIK 1022591

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                              --------------------------

                                      FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1998

                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________ to _____________


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


(1)  Yes     X         No
         ---------         ---------
(2)  Yes     X         No
         ---------         ---------


     As of March 31, 1998, there were 1,310,230 shares of the Registrant's common stock, par value $0.01 per share outstanding and 22,934,856 shares of the Registrant's preferred stock, par value $0.01 per share outstanding. Each such share of preferred stock is currently convertible into one share of common stock.

               This document (excluding Exhibits) contains 39 pages.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC.

                                     FORM 10-Q

                                       INDEX

                                                                       PAGE
                                                                       ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.........................................  3

          Consolidated Balance Sheets as of December 31, 1997
          (audited) and March 31, 1998 (unaudited).....................  4

          Consolidated Statements of Operations for the three
          months ended March 31, 1997 and 1998 (unaudited).............  5

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 1997 and 1998 (unaudited).............  6

          Notes to Consolidated Financial Statements...................  7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................  22

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities.......................................  31


Item 4.   Submission of Matters to a Vote of Security Holders.........  34


Item 6.   Exhibits and Reports on Form 8-K............................  35

SIGNATURES............................................................  39


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                 ASSETS                                DECEMBER 31,   MARCH 31,
                                                                          1997          1998
                                                                        ----------    ----------
                                                                        (AUDITED)    (UNAUDITED)
Current assets:
     Cash and cash equivalents (including restricted cash of
          $1,500 and $2,635 as of 1997 and 1998, respectively) . . . .    $4,410          5,890
     Investments in affiliates held for sale . . . . . . . . . . . . .     1,873         16,025
     Other current assets. . . . . . . . . . . . . . . . . . . . . . .    10,533          7,727
                                                                        --------        -------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . .    16,816         29,642
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .    22,406         37,187
Notes receivable from affiliates . . . . . . . . . . . . . . . . . . .     4,583          9,094
Investments in affiliates. . . . . . . . . . . . . . . . . . . . . . .    57,432         40,695
Telecommunication licenses and other intangibles, net. . . . . . . . .    12,521         90,807
Debt issuance costs, net . . . . . . . . . . . . . . . . . . . . . . .     7,961          8,462
Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,650          3,267
                                                                        --------        -------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . .  $123,369        219,154
                                                                        --------        -------
                                                                        --------        -------
              LIABILITIES, MINORITY INTERESTS, REDEEMABLE CONVERTIBLE
                       PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses . . . . . . . . . . . . . .   $11,012         15,003
     Current maturities of long-term debt. . . . . . . . . . . . . . .        --            187
     Bank liability. . . . . . . . . . . . . . . . . . . . . . . . . .     5,000          5,000
                                                                        --------        -------
          Total current liabilities. . . . . . . . . . . . . . . . . .    16,012         20,190
  Long-term debt, net. . . . . . . . . . . . . . . . . . . . . . . . .   123,072        155,653
                                                                        --------        -------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .   139,084        175,843
 Commitments and contingencies (Note 12)
 Minority interests in consolidated subsidiaries . . . . . . . . . . .     8,675          8,476
 Redeemable convertible preferred stock, $.01 par value per
     share; 43,231,480 shares designated; 15,981,876 and
     22,001,656 shares issued and outstanding in 1997 and
     1998, respectively; net of note receivable from stockholder of
     $26 in 1997 and 1998; liquidation and minimum redemption
     value of $192,854 . . . . . . . . . . . . . . . . . . . . . . . .   105,306        185,831
  Stockholders' deficit:
     Preferred stock, $.01 par value per share;
          6,768,520 shares designated; 933,200 shares issued and
          outstanding in 1997 and 1998; liquidation value of $793. . .         9              9
     Common stock, $.01 par value per share; 76,000,000
          shares authorized; 1,310,230 shares issued and
          outstanding in 1997 and 1998 . . . . . . . . . . . . . . . .        13             13
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . .    52,937         56,596
     Note receivable from stockholder. . . . . . . . . . . . . . . . .      (152)          (152)
     Deferred compensation . . . . . . . . . . . . . . . . . . . . . .    (1,209)        (1,118)
     Cumulative translation adjustment . . . . . . . . . . . . . . . .    (1,970)        (2,217)
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .  (179,324)      (204,127)
                                                                        --------        -------
          Total stockholders' deficit. . . . . . . . . . . . . . . . .  (129,696)      (150,996)
          Total liabilities, minority interests, redeemable
                                                                        --------        -------
          convertible preferred stock and stockholders' deficit. . . .  $123,369        219,154
                                                                        --------        -------
                                                                        --------        -------

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           ----------------------
                                                                             1997          1998
                                                                           --------      --------
                                                                                (UNAUDITED)
Operating revenues . . . . . . . . . . . . . . . . . . . . . . . . . .      $519          3,530
Cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .       589          1,241
                                                                         -------        -------
                                                                             (70)         2,289

Operating expenses:
     Selling, general and administrative expenses. . . . . . . . . . .     6,254          9,601
     Equity in losses of affiliates. . . . . . . . . . . . . . . . . .     4,672          3,074
     Impairment in asset value . . . . . . . . . . . . . . . . . . . .        --          3,481
     Minority interests in losses of consolidated subsidiaries . . . .      (219)          (199)
                                                                         -------        -------
         Loss from operations. . . . . . . . . . . . . . . . . . . . .   (10,777)       (13,668)

Other income (expense):
     Interest income . . . . . . . . . . . . . . . . . . . . . . . . .       527            269
     Interest expense. . . . . . . . . . . . . . . . . . . . . . . . .    (4,236)        (9,435)
     Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7         (1,383)
                                                                         -------         ------
         Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .  $(14,479)       (24,217)
                                                                         -------        -------
                                                                         -------        -------

        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)


                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                            -------------------------
                                                                                               1997           1998
                                                                                            ----------     ----------
                                                                                                    (UNAUDITED)
Cash flows from operating activities:
     Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(14,479)       (24,217)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             222          1,495
          Amortization of telecommunication licenses and other intangibles . . . . .             338          1,173
          Amortization of debt issuance costs. . . . . . . . . . . . . . . . . . . .             252          2,605
          Amortization of long-term debt discount. . . . . . . . . . . . . . . . . .           3,983          4,900
          Amortization of deferred compensation. . . . . . . . . . . . . . . . . . .              --             91
          Equity in losses of affiliates . . . . . . . . . . . . . . . . . . . . . .           4,672          3,074
          Impairment in asset value. . . . . . . . . . . . . . . . . . . . . . . . .              --          3,481
          Accrual of interest on long-term debt. . . . . . . . . . . . . . . . . . .              --          1,760
          Minority interests in losses of consolidated subsidiaries. . . . . . . . .            (152)          (199)
          Issuance of common stock warrants. . . . . . . . . . . . . . . . . . . . .              --            499
          Unrealized loss on investments . . . . . . . . . . . . . . . . . . . . . .             (73)            --
          Changes in operating assets and liabilities:
               Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .          (1,540)         3,603
               Accounts payable and accrued expenses . . . . . . . . . . . . . . . .           1,056         (1,027)
                                                                                            ---------       -------
                   Net cash used in operating activities . . . . . . . . . . . . . .          (5,721)          (708)
                                                                                            ---------       -------
Cash flows from investing activities:
          Issuance of notes receivable from affiliates . . . . . . . . . . . . . . .          (3,503)        (4,511)
          Repayment of notes receivable from affiliates. . . . . . . . . . . . . . .            (545)            --
          Repayment of notes receivable. . . . . . . . . . . . . . . . . . . . . . .              --            100
          Investments in affiliates held for sale. . . . . . . . . . . . . . . . . .              --             (9)
          Purchases of property and equipment. . . . . . . . . . . . . . . . . . . .          (2,232)        (3,207)
          Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,287)            --
          Investments in affiliates. . . . . . . . . . . . . . . . . . . . . . . . .          (2,162)            --
          Telecommunication licenses and other intangibles . . . . . . . . . . . . .              --         (7,628)
          Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              33            571
                                                                                            ---------       -------
                   Net cash used in investing activities . . . . . . . . . . . . . .         (11,696)       (14,684)
                                                                                            ---------       -------
Cash flows from financing activities:
          Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . . .              --         25,000
          Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . . . .              --        (16,070)
          Debt issuance costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .              --         (1,611)
          Proceeds from issuance of redeemable convertible preferred stock . . . . .              --          9,800
                                                                                            ---------       -------
                   Net cash provided by financing activities . . . . . . . . . . . .              --         17,119
                                                                                            ---------       -------
Effect of foreign currency exchange rates on cash and cash equivalents . . . . . . .            (269)          (247)
                                                                                            ---------       -------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . .         (17,686)         1,480
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . .          41,657          4,410
                                                                                            ---------       -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . .         $23,971          5,890
                                                                                            ---------       -------
                                                                                            ---------       -------
Supplemental cash flow information
     Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     --            106
                                                                                            ---------       -------
                                                                                            ---------       -------
Non-cash financing and investing activities:
          Issuance of redeemable convertible preferred stock in connection
             with the RMDA Acquisition . . . . . . . . . . . . . . . . . . . . . . .        $     --         71,805
                                                                                            ---------       -------
                                                                                            ---------       -------

          Recognition of additional telecommunication licenses and other
               intangibles in connection with the RMDA Acquisition . . . . . . . . .        $     --          3,551
                                                                                            ---------       -------
                                                                                            ---------       -------

          Issuance of common stock warrants in connection with the RMDA
               Loan Agreement and Series J Financing . . . . . . . . . . . . . . . .        $     --          3,160
                                                                                            ---------       -------
                                                                                            ---------       -------
     Accretion of redeemable convertible preferred stock . . . . . . . . . . . . . .        $    535            586
                                                                                            ---------       -------
                                                                                            ---------       -------

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(1)  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     NATURE OF BUSINESS

          International Wireless Communications Holdings, Inc. ("IWC Holdings") was incorporated in Delaware in July 1996 as a holding company whose primary assets are all of the issued and outstanding capital stock of International Wireless Communications, Inc. ("IWC") and notes receivable from IWC (IWC Holdings and IWC are collectively referred to herein as the "Company"). IWC was incorporated in Delaware in January 1992 and develops, owns and operates wireless communications companies in major emerging markets in Asia and Latin America. The Company, together with its strategic partners, provides cellular services in China, Pakistan and Indonesia, and is developing a digital enhanced specialized mobile radio ("ESMR") network in Brazil. In January 1998, the Company acquired Radio Movil Digital Americas, Inc. ("RMDA"), an ESMR operator in South America (see Note 2).

          The Company has suffered significant recurring losses from operations and has a capital deficiency that raise substantial doubt about its ability to continue as a going concern. To date, the Company has invested principally in local wireless businesses ("LWBs") that are in their early stages of development, have a limited number of subscribers and are expected to incur losses for a substantial period of time. The Company's losses have been funded from cash previously raised through the sale of debt and equity securities. The losses of the LWBs in which the Company is a significant shareholder have been funded principally from equity infusions and advances from the Company or other shareholders of the LWB. Pursuant to their business strategies, all of the Company's subsidiaries and affiliates expect to continue making expenditures to build-out their telecommunications networks and fund operating losses which will require substantial amounts of cash. Each of the Company's LWBs intends to raise the required level of cash through combinations of capital infusions from existing or new shareholders, equipment financing from equipment vendors or
     lending banks and/or debt financing.   The Company is committed to
     participate in such financings, when necessary, for its core investments in China, Pakistan, Indonesia and Brazil in order to maintain its current level of ownership, and in certain cases, to try and increase its level of ownership. In order to obtain the additional funds it needs to continue operating at planned levels, the Company will need substantial funds from additional debt and equity financing. The Company's plans with respect to obtaining additional capital include additional shareholder investment and sale of core and/or non-core investments. In recent months, the Company and its LWBs have experienced significant difficulties in obtaining adequate financing to fund operations. As a result, the majority of the LWB's business plans have been delayed. Additional delays may negatively affect the ability of the Company to realize the full value of the Company's investments. The Company has further retained a financial advisor for the purpose of evaluating other strategic and financial alternatives. The Company is currently offering for sale virtually all of its non-core investments. There can be no assurance that the Company or any of its interests in any of its LWBs can be sold or that the Company or its LWBs can obtain any additional debt or equity financing. If the Company cannot obtain additional financing, the Company will have to significantly curtail its operations including delaying, scaling back or eliminating one or more of its projects or merging, selling, liquidating or suffering dilution in one or more of its investments. The failure of the Company to participate in certain required capital calls for Star Digitel Limited ("Star Digitel") and International Wireless Communications Pakistan Limited ("IWCPL"), in particular, will result in substantial disproportionate dilution. The curtailment of operations could result in the loss or revocation of telecommunication licenses held by the LWBs.

          Consistent with industry practice, the Company considers itself to be operating in one business segment.

     BASIS OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of IWC, its wholly-owned subsidiaries, Servicos de Radio Comunicacoes Ltda. ("SRC"), TeamTalk Limited ("TeamTalk"), various off-shore holding companies, and several majority-owned subsidiaries, including PeruTel S.A. ("PeruTel"), Wireless Data Services, Ltd. ("WDS"), Star Telecom Overseas (Cayman Islands) Limited ("STOL") and Uniworld S.A. ("Uniworld"). On January 23, 1998, upon completion of the RMDA Acquisition (see Note 2), RMDA became a wholly-owned subsidiary, and as such, the accompanying consolidated financial statements also include the accounts of RMDA and its subsidiaries, including Radio Movil Digital do Brasil Ltda. ("RMD Brasil"), Radio Movil Digital "RMD" de Venezuela C.A. ("RMD Venezuela"), Radio Movil Digital Argentina S.A. ("RMD Argentina"), RMD Chile S.A. ("RMD Chile") and Comovec S.A. ("Comovec") since the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.


(2)  RMDA ACQUISITION

          In January 1998, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), a wholly owned subsidiary of IWC merged with and into RMDA (the "RMDA Acquisition"). RMDA is a company engaged in the acquisition and operation of ESMR wireless dispatch communications services and the sale, lease and servicing of related equipment in certain countries of South America, particularly Brazil, Venezuela and Argentina. The aggregate consideration paid by IWC pursuant to the Merger Agreement, after giving effect to various purchase price adjustments set forth in the Merger Agreement, consisted of 5,381,009 shares of the Company's Series I redeemable convertible preferred stock with a fair value of $71,805,000 and $4,800,000 in cash (collectively, the "Consideration"), which was used to pay certain fees and expenses related to the RMDA Acquisition. Of the shares of Series I redeemable convertible preferred stock issued pursuant to the Merger Agreement, 4,652,571 shares were issued to the former security holders of RMDA, and the remaining 728,438 shares were deposited in escrow, pending future release to the former security holders of RMDA or to the Company in accordance with the Merger Agreement. All existing outstanding capital stock and redeemable convertible preferred stock of RMDA as of January 23, 1998, was surrendered and the RMDA shareholders received their pro rata share of the equity portion of the Consideration paid by the Company, net of the escrowed shares.

          The cash portion of the Consideration paid by the Company was financed using funds borrowed pursuant to an Amended and Restated Senior Secured Note and Warrant Purchase Agreement (the "RMDA Loan Agreement"), dated January 23, 1998, among the Company, RMDA and BT Foreign Investment Corporation (See Note 10).

          The purchase price, including direct merger costs, has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition. The fair value of assets and liabilities assumed is summarized as follows (in thousands):


                  Current assets  . . . . . . . . .               $ 5,795
                  Property and equipment  . . . . .                13,069
                  Telecommunication  licenses and
                  other intangibles . . . . . . . .                82,984
                    Other assets  . . . . . . . . .                   759
                  Current liabilities . . . . . . .                 5,504
                  Noncurrent liabilities  . . . . .                17,670

          The Company accounted for the RMDA Acquisition using the purchase method and allocated the entire Consideration to telecommunication licenses and other intangibles. Additionally, due to the negative fair value of RMDA net assets at the time of acquisition, the Company recognized an additional intangible asset in RMDA totaling $3,551,000, which has also been allocated to telecommunication licenses and other intangibles.

          In connection with the Merger Agreement, RMDA incurred certain fees and expenses. Such costs, which total approximately $2,828,000, were capitalized and have also been allocated to telecommunication licenses and other intangibles. Telecommunication licenses and other intangibles totaling $82,984,000 attributable to the RMDA Acquistion are amortized over 20 years.

(3)  CASH AND CASH EQUIVALENTS

          The Company has invested in a variety of short-term, highly liquid investments all with original maturities of 90 days or less. As of March 31, 1998, the Company had cash of $1,483,000 and cash equivalents consisting of money market mutual funds and seven day fixed term deposits totaling $3,157,000 and $1,250,000, respectively.

          The Company has been required by certain governmental regulatory authorities to post performance bonds to guarantee the completion of channel construction and loading in the countries of Argentina and Ecuador (see Note 12). As of March 31, 1998, the Company has pledged cash and cash equivalents in the amount of approximately $1,100,000 and $10,000 to satisfy these requirements in Argentina and Ecuador, respectively. As of December 31, 1997, the Company had not yet consummated the RMDA Acquisition and therefore did not have this restriction on cash.

          As required under the Company's credit facility with the Overseas Private Investment Corporation ("OPIC"), the Company has deposited with a financial institution certain amounts to cover future principal and interest repayments. As of March 31, 1998, the Company had cash and cash equivalents totaling $224,000 deposited with a financial institution for such purpose (see Note 10). As of December 31, 1997, the Company had not yet consummated the RMDA Acquisition and therefore did not have this restriction on cash.

          The Company's Venezuelan subsidiary, RMD Venezuela, is required to maintain a performance bond with a financial institution of $301,000 in order to operate certain ESMR channels in Venezuela. As of March 31, 1998, this requirement has been satisfied through the issuance of a cash collateralized letter of credit by a local financial institution. As of December 31, 1997, the Company had not yet consummated the RMDA Acquisition and therefore did not have this restriction on cash.

          As required under the Company's Pakistan Bridge Facility (as defined in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 15, 1998) with Toronto Dominion Investments, Inc., the Company must maintain a minimum cash balance. As of December 31, 1997 and March 31, 1998, restricted cash under the terms of the Pakistan Bridge Facility was $1,500,000 and $1,000,000, respectively.

(4)  BALANCE SHEET COMPONENTS

     Balance sheet components are as follows (in thousands):

                                                                  DECEMBER 31,       MARCH 31,
                                                                       1997             1998
                                                                  ------------      -------------
                                                                            (UNAUDITED)
     Other current assets
          Employee receivables . . . . . . . . . . . . .             $   272               304
          Taxes receivables  . . . . . . . . . . . . . .                 805               562
          Accounts receivable  . . . . . . . . . . . . .               1,797             2,916
          Other receivables. . . . . . . . . . . . . . .               5,487             1,315
          Notes receivable . . . . . . . . . . . . . . .                 776               219
          Notes receivable from affiliates . . . . . . .                 290               296
          Inventory. . . . . . . . . . . . . . . . . . .                 322               716
          Prepaid expenses and other . . . . . . . . . .                 784             1,399
                                                                     -------           -------
                                                                     $10,533             7,727
                                                                     -------           -------
                                                                     -------           -------
     Property and equipment
          Furniture and fixtures . . . . . . . . . . . .             $   296               775
          Computer and office equipment. . . . . . . . .               1,412             1,463
          Automobiles. . . . . . . . . . . . . . . . . .                 248               278
          Leasehold improvements . . . . . . . . . . . .                 545               665
          Telecommunication equipment. . . . . . . . . .              17,854            33,678
          Construction in process. . . . . . . . . . . .               4,788             4,560
                                                                     -------           -------
                                                                      25,143            41,419
          Less accumulated depreciation . . . . . . . . .              2,737             4,232
                                                                     -------           -------
          Property and equipment, net . . . . . . . . . .            $22,406            37,187
                                                                     -------           -------
                                                                     -------           -------
     Telecommunication licenses and other intangibles
          SRC . . . . . . . . . . . . . . . . . . . . . .            $ 6,680             6,680
          TeamTalk. . . . . . . . . . . . . . . . . . . .              1,760                --
          STOL. . . . . . . . . . . . . . . . . . . . . .              3,965             3,065
          Uniworld. . . . . . . . . . . . . . . . . . . .              1,557                --
          WDS . . . . . . . . . . . . . . . . . . . . . .                221               221
          RMD Brasil. . . . . . . . . . . . . . . . . . .                 --            61,551
          RMD Venezuela . . . . . . . . . . . . . . . . .                 --            18,285
          RMD Argentina . . . . . . . . . . . . . . . . .                 --             2,520
          RMD Chile . . . . . . . . . . . . . . . . . . .                 --               400
          Comovec . . . . . . . . . . . . . . . . . . . .                 --               228
                                                                     -------           -------
                                                                      14,183            92,950
          Less accumulated amortization . . . . . . . . .              1,662             2,143
                                                                     -------           -------
             Telecommunication licenses and other
                intangibles, net. . . . . . . . . . . . .            $12,521            90,807
                                                                     -------           -------
                                                                     -------           -------
     Accounts payable and accrued expenses
          Accounts payable. . . . . . . . . . . . . . . .            $ 4,187             4,162
          Professional services . . . . . . . . . . . . .              1,237               764
          Employee compensation and benefits. . . . . . .                886             2,495
          Equipment purchases . . . . . . . . . . . . . .              3,393             3,886
          Interest. . . . . . . . . . . . . . . . . . . .                525             1,830
          Accrued taxes . . . . . . . . . . . . . . . . .                 --               903
          Other . . . . . . . . . . . . . . . . . . . . .                784               963
                                                                     -------           -------
                                                                     $11,012            15,003
                                                                     -------           -------
                                                                     -------           -------

(5)  INVESTMENTS IN AFFILIATES AND SUBSIDIARIES HELD FOR SALE

          During 1997, the Company initiated plans for the disposition of TeamTalk and Universal Telecommunications Service, Inc. ("UTS") as the Company re-aligned its investment strategy and re-distributed its resources to its larger cellular and ESMR investments. The Company expects that the sale of TeamTalk and UTS will occur in 1998. The Company anticipates that the proceeds from disposition of UTS will not materially differ from the Company's historical cost basis. However, the Company believes that the anticipated proceeds of a sale of TeamTalk will be at an amount less than the Company's historical cost basis in TeamTalk and, therefore, in March 1998, wrote off the remaining amount of telecommunication licenses and other intangibles associated with TeamTalk totaling $1,258,000, net of accumulated amortization. This write-off is classified as impairment in asset value on the accompanying consolidated statement of operations for the three months ended March 31, 1998. The Company has not written off intangible gross assets of $3,065,000 associated with STOL's investments in underlying STOL investee companies.

          In February 1998, the Company signed a letter of agreement with an unrelated third party to sell PeruTel, RMD Chile and Comovec for total cash consideration of $3,125,000 subject to adjustments as outlined in the letter of intent. Additionally, in March 1998, the Company signed a letter agreement with an unrelated third party to sell RMD Venezuela and a smaller Venezuelan interest the Company acquired through the RMDA Acquisition, Venezolana de Telecomunicaciones, C.A. ("Venetel"), for total cash consideration of $19,500,000 subject to adjustments as outlined in the letter of intent.

          In March 1998, the Company initiated plans for the disposition of three additional direct investments. STOL, in which the Company has three indirect investments consisting of WorldPage Company Limited ("WorldPage"), RPG Paging Services Limited ("RPSL") and First International Telecommunication Company, Limited ("FIT"), Uniworld and Telecomunicaciones Globales, S.A. de C.V. ("Global Telecom"). The Company expects that the sale of all three of these investments will occur in 1998. The Company believes that the anticipated proceeds of a sale of both STOL and Uniworld will be at an amount less than the Company's historical cost basis in both companies and, therefore, in March 1998, wrote off the remaining amount of telecommunication licenses and other intangibles associated with STOL and Uniworld totaling $825,000 and $1,398,000, net of accumulated amortization, respectively. These write-offs are classified as impairment in asset value on the accompanying consolidated statement of operations for the three months ended March 31, 1998. The Company anticipates that the proceeds from the sale of Global Telecom will equal or exceed the Company's historical cost basis in this investment.

          Investments in affiliates held for sale are as follows (in thousands):


                                          DECEMBER   MARCH 31,
                                            1997        1998
                                          --------   ---------
                            UTS . . . . .   $1,873       1,882
                            Venetel . . .       --         480
                            WorldPage . .       --       4,294
                            RPSL. . . . .       --       3,526
                            FIT . . . . .       --       5,781
                            Global. . . .       --          62
                                          --------   ---------
                                            $1,873      16,025
                                          --------   ---------
                                          --------   ---------

          The Company continues to consolidate TeamTalk, STOL, Uniworld, RMD Venezuela, Perutel, RMD Chile and Comovec and has not reclassified these investments as assets held for sale. The Company's investments in and advances to TeamTalk, STOL, Uniworld, PeruTel, RMD Venezuela, RMD Chile and Comovec, net of the Company's pro-rata share of accumulated losses, amounted to $9,527,000, $10,620,000, $1,239,000, $371,000, $1,405,000, zero and zero, respectively, as of March 31, 1998. Selected unaudited financial information for TeamTalk, STOL, Uniworld and RMD Venezuela are as follows as of and for the three months ended March 31, 1998 (in thousands):


                                                                 RMD
                               TEAM TALK   STOL     UNIWORLD  VENEZUELA
                               ---------  -----     --------  ---------
               Current . . . .  $1,121     2,901       760      1,940
               Noncurrent. . .  12,310    16,463       821      2,712
               Current . . . .   4,571        83       702      1,070
               Noncurrent. . .  10,330        --     2,791      6,057
               Net . . . . . .     589        --        34        305
               Net loss. . . .   (935)     (452)     (497)       (160)


(6)       INVESTMENTS IN AFFILIATES

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

          Investments in affiliated companies are as follows (dollars in thousands):

                                                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1997

------------------------------------------------------------------------------------------------------------------------------------


                                        MALAYSIA        INDONESIA       CHINA      PHILIPPINES     PAKISTAN       THAILAND
                                        ---------       ---------     ---------    ------------    ----------   ----------
                                                        PT RAJASA
                                         PRISMANET       HAZANAH
                                       (M) SDN. BHD.     PERKASA        STAR
                                       ("PRISMANET")     ("RHP")       DIGITEL         UTS           IWCPL     WORLDPAGE    TOTALS
                                      ---------------  -----------    ---------    ------------    ---------   ----------  --------

   Percentage of ownership............       22.5%          28%            40%             15%          34%         11%

   Investments in affiliated companies
   as of  December 31, 1996...........   $ 16,910       28,030         18,653           1,875           --          --       65,468

   Additional investment
   (reclassification).................     (4,000)          --          9,000          (1,662)      26,127       4,500       33,965

   Impairment in asset value..........     (7,683)      (1,103)           --               --           --          --       (8,786)

   Amortization.......................       (885)      (1,676)          (731)            (23)          --        (37)       (3,352)
   Losses.............................     (4,342)     (25,251)        (7,800)           (190)      (1,518)      (131)      (39,232)
                                         ---------     ---------      ---------        ---------   --------   ---------   ---------
   Equity in losses of affiliates.....     (5,227)      (26,927)       (8,531)           (213)      (1,518)      (168)      (42,584)
                                         ---------     ---------      ---------        ---------   --------   ---------   ---------

   Investments in affiliated companies
   as of December 31, 1997............    $    --            --        19,122              --       24,609      4,332        48,063
                                         ---------     ---------      ---------        ---------   --------   ---------   ---------
                                         ---------     ---------      ---------        ---------   --------   ---------   ---------

   Portion of investment exceeding the
   Company's share of the underlying
   historical net assets as of
   December 31, 1997..................   $    --            --         18,922              --           --      2,764       21,197
                                         ---------     ---------      ---------        ---------   --------   ---------   ---------
                                         ---------     ---------      ---------        ---------   --------   ---------   ---------


                                        AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)
                                      ------------------------------------------------------------------
                                          CHINA             PAKISTAN          THAILAND
                                      -------------        ------------      -----------
                                       STAR DIGITEL           IWCPL           WORLDPAGE        TOTALS
                                      -------------        ------------      -----------     ----------
Percentage of ownership . . . . . . .         40%                  33% (1)           11%

Investments in affiliated
companies as of  December 31, 1997. .     $19,122               24,609             4,332          48,063

Additional investment
(reclassification). . . . . . . . . .     --                      --             (4,294) (2)     (4,294)

Amortization . . . . . . . . . . . . .      (278)                 --                (35)           (313)
Losses . . . . . . . . . . . . . . . .    (2,433)                (325)               (3)         (2,761)
                                      -------------        ------------      -----------     ----------
Equity in losses of affiliates . . . .    (2,711)                (325)              (38)         (3,074)
                                      -------------        ------------      -----------     ----------

Investments in affiliated
companies as of March 31, 1998 . . . .   $16,411               24,284                 --         40,695
                                      -------------        ------------      -----------     ----------
                                      -------------        ------------      -----------     ----------

Portion of investment exceeding
the Company's share of the
underlying historical net assets
as of March 31, 1998 . . . . . . . . .   $16,411              --                  --            16,411
                                      -------------        ------------      -----------     ----------
                                      -------------        ------------      -----------     ----------

(1) In February 1998, the Company did not participate in a capital call in IWCPL, thereby reducing the Company's ownership interest from 34.08% to 32.54%. However, the Company has an option to buy back this 1.54% interest during 1998 (see Note 12).

(2) In March 1998, the Company decided to offer WorldPage for sale, through its investment in STOL, and has reclassified this investment to investments in affiliates held for sale (see Note 5).

COST INVESTMENTS

   During 1998, the Company decided to offer RPSL and FIT for sale, through its investment in STOL, as well as Global Telecom, and has reclassified these investments to investments in affiliates held for sale (see Note 5).

   The Company's carrying value of these investments are as follows (in thousands):

                                 DECEMBER 31        MARCH 31
                                    1997             1998
                                 -----------        ---------
        RPSL . . . . . . . . .      $3,526            --
        FIT. . . . . . . . . .       5,781            --
        Global Telecom . . . .          62            --
                                 -----------        ---------
                                    $9,369            --
                                 -----------        ---------
                                 -----------        ---------

   (7) NOTES RECEIVABLE FROM AFFILIATES

          In March 1998, the Company, through its wholly-owned subsidiary, IWC China Limited ("IWC China"), loaned $4,000,000 to Star Digitel. This loan is the Company's pro-rata share of a pending capital call by Star Digitel and will be converted into equity in Star Digitel.

   (8) NOTES RECEIVABLE

          In March 1997, the Company loaned $500,000 to an unrelated third party. This loan, which is evidenced by a secured, convertible promissory note, has a one year term, accrues interest at the rate of 15% per annum and is guaranteed by another unrelated third party. At the sole discretion of the Company, the loan may be converted at any time during its one year term into 51% of the outstanding capital stock of an Ecuadorian paging corporation that is wholly owned by the borrower. In March 1998, the Company received $100,000 as the first installment under an agreed repayment plan.

   (9) RELATED PARTY TRANSACTIONS

          Concurrent with the Series J Financing (see Note 11), the Company entered into a Support Services Agreement with Vanguard Cellular Systems, Inc. ("Vanguard"), a significant shareholder of the Company (the "Vanguard Support Services Agreement"), whereby Vanguard will assist Star Digitel for a period of up to one year in (i) completing its proposed unit offering of notes and warrants or alternative financing, and (ii) entering into an equipment financing agreement with a vendor in exchange for a warrant to purchase 323,408 shares of common stock at an exercise price of $0.01 per share (the "Vanguard Support Services Agreement Warrant"). Such warrant will vest (i) 50% upon Star Digitel raising $50.0 million in the proposed unit offering or alternative financing and (ii) 50% upon Star Digitel entering into an agreement with a vendor with financing up to $150.0 million for such equipment.

   (10)   LONG-TERM DEBT AND DEBT ISSUANCE COSTS

     SENIOR SECURED NOTE

          In January 1998, the Company borrowed funds pursuant to the RMDA Loan Agreement, which provides up to $35.0 million and works as a three-tiered facility, with (i) the first $15.0 million being a refinancing of existing RMDA Subordinated Convertible Notes, (ii) the next $10.0 million issued immediately upon closing of the RMDA Acquisition (together with the Subordinated Convertible Notes, the "Senior Secured Note") and (iii) another $10.0 million being available at such place and on such date in the future as may be mutually agreeable by the parties involved. The $25.0 million Senior Secured Note has a stated interest rate of 14.5% per annum with interest paid quarterly beginning May 23, 1998 (with the first payment including any accrued but unpaid interest on the previously existing Subordinated Convertible
     Notes) and principal due the earlier of August 23, 1999 or an Event of Default (as defined). The Senior Secured Note is collateralized by certain Brazilian assets of the Company. Warrants to purchase 155,840 shares of IWC's common stock at an exercise price of $0.01 per share were also issued in connection with the RMDA Loan Agreement (the "RMDA
     Loan Agreement Warrants").  The value attributed to the RMDA Loan
     Agreement Warrants, totaling $1,495,000, along with other debt issuance costs associated with the RMDA Loan Agreement, which in the aggregate amount to $3,106,000 have been capitalized as debt issuance costs and are being amortized to interest expense using the effective interest method over the life of the debt.

     OPIC CREDIT FACILITY

          The Company's Venezuelan subsidiary, RMD Venezuela, entered into a loan agreement with OPIC, a U.S. governmental agency, whereby OPIC agreed to lend RMD Venezuela up to $7,500,000 for the construction and operation of an ESMR system in Venezuela (the "OPIC Credit Facililty"). As of March 31, 1998, RMD Venezuela had drawn $2,100,000 from this credit facility, which bears interest at an average fixed rate of 10.16% per annum and is payable over eight years, the first two of which require interest payments only. The OPIC loan is secured by a guarantee from RMDA and first priority liens on substantially all of RMD Venezuela's real and personal property, fixtures and equipment, as well as a pledge of 90% of the common stock of RMD Venezuela. The OPIC loan agreement contains, among other provisions, requirements related to RMD Venezuela maintaining certain working capital and other financial ratios, and restrictions on incurring additional indebtedness and declaring or paying dividends.

          Under the terms of the OPIC loan, RMD Venezuela is subject to commitment fees of 0.33% and 0.50% per annum on the undrawn balance, which is expensed to interest. Additional disbursements under the loan agreement are subject to certain conditions, including the requirement that RMD Venezuela generate earnings or receive contributions from the Company of additional equity.

          As of March 31, 1998, the unpaid principal on the OPIC Credit Facility was $1,787,000, of which $187,000 is classified as current on the accompanying consolidated balance sheet.

          As required under the agreement, the Company has deposited with a financial institution certain amounts to cover future principal and interest repayments. Those deposits, which are included in cash and cash equivalents in the accompanying consolidated balance sheets, amounted to $224,000 as of March 31, 1998 (see Note 3).

(11) REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDER'S DEFICIT

          The Company is authorized to issue 50,000,000 shares of preferred stock, of which 43,231,480 are designated redeemable convertible preferred stock, 1,200,000 are designated nonredeemable convertible preferred stock, 5,568,520 are undesignated, and 76,000,000 shares of common stock of which 70,000,000 are designated class 1 and 6,000,000 are designated class 2. All shares have a par value of $0.01 per share.

     REDEEMABLE CONVERTIBLE PREFERRED STOCK

          The Company issued 5,381,009 shares of its Series I redeemable convertible preferred stock with an aggregate liquidation preference of $75,395,000 in connection with the RMDA Acquisition (see
     Note 2). In the event of Company liquidation, the holders of Series I redeemable convertible preferred stock will be subordinate to Series G, H, J and F shareholders and PARI PASSU with the rights of Series B, C, D and E shareholders. Series I redeemable convertible preferred stock is redeemable at any time on or after the later of (i) such date as all of the Company's Exchange Notes (as defined in the

     Company's Form 10-K as filed with the Securities and Exchange Commission on April 15, 1998) and the Pakistan Bridge Facility have been repaid in full and (ii) December 31, 1998.

          There exists a Special Adjustment of Series I conversion price whereby if a Series I Valuation Event (as defined) occurs on or before December 1, 1998, the conversion price for Series I in effect immediately prior to a Series I Valuation Event is adjusted to a price equal to the Series I Valuation Price (as defined). Alternatively, if no Series I Valuation Event occurs by December 1, 1998, the conversion price for Series I in effect immediately prior to such time shall be adjusted to a price equal to the lower of (i) $12.48, as adjusted, or (ii) if applicable, 93% of the low end of the pricing range for common stock indicated in the latest registration statement relating to the public offering. Notwithstanding the foregoing, in the event of a distribution, on the earlier of (i) December 1, 1998 and (ii) the Series I Adjustment Date (as defined), the Series I conversion price shall equal the sum of (i) the Series I conversion price and (ii) the value of such distribution per share of Series I preferred stock.

          In March 1998, the Company completed the first closing (the "First Closing") of its Series J Preferred Stock and Warrant financing (the "Series J Financing") with a $10.0 million investment from Vanguard by issuing 789,266 shares of its Series J redeemable convertible preferred stock (the "Vanguard Series J Preferred Stock and Warrant Purchase Agreement"). The Company expects to raise up to a total of $18.0 million (the "Face Amount") from the Series J Financing. Vanguard committed to and funded $10.0 million of the facility with all existing IWC shareholders having the option to participate at their pro rata share of the $18.0 million Face Amount to raise up to an additional $8.0 million (the "Second Closing"). The Second Closing closed subsequent to March 31, 1998 (see
     Note 13). In the event of Company liquidation, the holders of Series J redeemable convertible preferred stock will be subordinate to Series G and H shareholders and be superior to the rights of all other shareholders. Series J redeemable convertible preferred stock is redeemable at any time on or after the later of (i) such date as all of the Company's Exchange Notes and the Pakistan Bridge Facility have been repaid in full and (ii) December 31, 1998. In connection with the Series J Financing, the Company issued a warrant to purchase shares of the Company's common stock at an exercise price of $0.01 per share (the "Series J Financing Warrant"). The number of shares issuable of the Company's common stock at the First Closing upon exercise of such warrant is initially set at 173,639 and increases upon the occurrence of certain events. The costs related to the issuance of Series J redeemable convertible preferred stock of $1,865,000, which includes the value of the Series J Financing Warrant, were offset against the proceeds of the First Closing. Additional warrants were issued upon the Second Closing (see Note 14).

          As part of the Vanguard Series J Preferred Stock and Warrant Purchase Agreement, Vanguard shall have the right to exchange (the "Exchange Right"), upon the closing of an initial public offering ("IPO"), its direct or indirect equity interests in Star Digitel and Pakistan Mobile Communications (Pvt) Limited ("Mobilink"), which the Company indirectly owns 19% through its 33% ownership in IWCPL, and any other of the Company's core investments (as defined) that Vanguard may acquire an interest in (collectively, the "Vanguard Assets"), into the Company's common stock. Such Exchange Right is contingent upon, but shall occur prior to an IPO, to allow the Company to include the Vanguard Assets in the offering document. The conversion of the Vanguard Assets shall be valued on a per share basis at the midpoint of the underwriter's valuation for the Vanguard Assets entities which form the basis of the IPO pricing, net of any discounts applicable to the Company's interests.

     STOCK OPTION/STOCK ISSUANCE PLAN

          In January 1998, the Board of Directors granted options to an employee to purchase 165,000 shares of common stock at an exercise price of $9.60 per share under the 1996 Stock Option/Stock Issuance Plan.

     WARRANTS

          In February 1998, pursuant to the terms of the IWCH Pakistan Facility (as defined in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 15, 1998), the number of shares of the Company's common stock issuable upon exercise of the Initial Pakistan Warrants (as defined in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 15, 1998) increased by 196,018 shares to an aggregate of 889,594.

          In March 1998, pursuant to the terms of the Vanguard Star Digital Guarantee (as defined in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 15, 1998), the number of shares of the Company's common stock issuable upon exercise of the Vanguard Star Digitel Guarantee warrant increased by 52,080 shares to an aggregate of 172,763. The Company recognized an expense of $499,000 related to this increase, which is classified as other expense in the accompanying consolidated statement of operations.

          During the three months ended March 31, 1998, pursuant to the terms of the Unit Warrants (as defined in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 15, 1998), the number of additional shares of the Company's common stock issuable upon exercise of the Unit Warrants increased by an aggregate of 83,092 shares to an aggregate of 2,985,824 shares as a result of the issuance by the Company of warrants to purchase the Company's common stock in connection with the Pakistan Bridge Facility, the Vanguard Star Digitel Guarantee, the RMDA Loan Agreement, the Series J Financing and the Vanguard Support Services Agreement.

     The Company had the following warrants outstanding as of March 31, 1998:


                PREFERRED AND COMMON                                      WARRANTS     EXERCISE
                      STOCK                                             OUTSTANDING     PRICE          EXPIRATION
               ---------------------                                    -----------    --------     --------------------
               Series D preferred . . . . . . . . . . . . . . . . . .        4,800    $   6.55      April 6, 1998 (1)
               Series F preferred . . . . . . . . . . . . . . . . . .      335,040        9.38      December 18, 1998(1)
               Unit Warrants. . . . . . . . . . . . . . . . . . . . .    2,985,824        0.01      August 15, 2001
               Pakistan Warrants. . . . . . . . . . . . . . . . . . .      889,594        0.01      August 18, 2007

               Mobilink Finder's Fee Warrant. . . . . . . . . . . . .       81,982        0.01      September 17, 2007
               Vanguard Star Digitel Guarantee Warrant. . . . . . . .      172,763        0.01      September 18, 2007
               Vanguard Warrant/Option Exchange
                    options . . . . . . . . . . . . . . . . . . . . .      501,420        9.38      May 5, 2007
               Vanguard Warrant/Option Exchange
                    Warrant . . . . . . . . . . . . . . . . . . . . .      249,970        0.25      May 5, 2007(1)
               RMDA Loan Agreement Warrants . . . . . . . . . . . . .      155,840        0.01      January 23, 2008
               Series J Financing Warrant . . . . . . . . . . . . . .      173,639        0.01      March 10, 2008
               Vanguard Support Services Agreement
                    Warrant . . . . . . . . . . . . . . . . . . . . .      323,408        0.01      March 10, 2008
                                                                         ----------
                                                                         5,874,280
                                                                         ----------
                                                                         ----------

               -------------------------
               (1) Warrants expire in the event of an IPO.

(12) COMMITMENTS AND CONTINGENCIES

     CAPITAL CONTRIBUTIONS

          The Company, indirectly through its wholly owned subsidiary, IWC China, owns a 40% equity interest in Star Digitel. On June 18, 1997, the Company, including the Designated Assignee of IWC, IWC China, amended the Subscription Agreement, dated as of September 23, 1996, among Star Digitel and STHL. The Amendment and Waiver (as defined in the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 15, 1997), modified certain provisions in the Star Digitel Subscription Agreement, including waiving the fulfillment of the conditions precedent to its obligations to enter into and complete a second subscription of Star Digitel shares for an aggregate subscription price of $19,000,000. Pursuant to the Amendment and Waiver, IWC China is required to fund the second subscription of Star Digitel shares no later than June 17, 1998.

          Pursuant to the Side Letter (as defined in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 15, 1998) among the Company, the shareholders of Mobilink and the other shareholders of IWCPL (the "Mobilink Side Letter"), the Company has agreed to contribute an additional $2.1 million in shareholder loans to Mobilink through the end of 1998. If the Company fails to provide such loans, then the Company's interest in IWCPL shall be converted into a direct equity interest in Mobilink, and the other shareholders of Mobilink shall have a pro-rata right to purchase all of the Company's equity interest in Mobilink at a purchase price equal to 50% of the then fair market value of such equity interest.

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

     GUARANTEE OF DEBT OF EQUITY INVESTEE

          In connection with a Malaysian ringgit 91,000,000 (approximately $24,930,000 as translated using effective exchange rates at March 31, 1998) senior credit facility with a Malaysian bank obtained by the Company's 22.5% cost investee, Prismanet, the Company along with other Prismanet shareholders, executed a financial "keep well" covenant pursuant to which they have agreed (i) to ensure that Prismanet will remain solvent and be able to meet its financial liabilities when due and (ii) to ensure that the project is timely completed and to make additional debt and equity investments in Prismanet to meet cost overruns. The loan is repayable by Prismanet in eleven semi-annual installments beginning October 8, 1997. The Company and other Prismanet shareholders have separately executed an agreement, whereby each shareholder has agreed to share in the liability on a pro rata basis in relation to their interest in Prismanet. In the event that the bank were to seek repayment from the Prismanet shareholders and the other shareholders were unable to honor their pro rata share in the liability, the Company might be liable for the full amount of the outstanding amount of the loan. As of March 31, 1998, this facility has been fully drawn down. In December 1997, the Company recorded its pro rata share of this facility associated with the "keep well" covenant totaling $5,000,000 due to the likelihood of the bank enforcing the "keep well". This is reflected as bank liability on the accompanying consolidated balance sheets as of December 31, 1997 and March 31, 1998.

          The Company indirectly owns a 19.8% equity interest in PT Mobile Selular Indonesia ("Mobisel"), a provider of cellular services in Indonesia through its 28.3% ownership in RHP. Mobisel has obtained a six-year
     $60 million credit facility from Nissho Iwai to finance the construction of its network. Borrowings under the credit facility bear interest at a floating rate based on LIBOR and are secured by all of Mobisel's assets and a pledge of all the capital stock held by RHP and Mobisel's other shareholders. RHP has also guaranteed the credit facility. As of March 31, 1998, this facility has been fully drawn down.

          The Company, through its subsidiary, IWC China, owns 40% of Star Digitel. Star Digitel has obtained a $7 million credit facility from Bank Bira, which it has used to continue the roll-out of its network. Borrowings under this facility are secured by substantially all of Star Digitel's assets and guarantees from its shareholders, including IWC China, on a pro rata basis. The guarantee by IWC China is non-recourse to the Company. As of March 31, 1998, this facility has been fully drawn down.

          In September 1997, at the request of IWC China, Vanguard guaranteed $8,000,000 of indebtedness to be reimbursed by Star Digitel. On the occurrence of certain events, including an IPO of equity securities by the Company or certain related entities and the receipt of a specified amount of cash proceeds from private equity issuances or asset sales by the Company or certain related entities, IWC China will be required to pay an additional guarantee fee equal to 4.0% of the outstanding Star Digitel Shares as of the date of such event unless Vanguard's obligations under the guarantee are permanently released and discharged.

          The Company's indirect 19% equity investee, Mobilink, has obtained a $15.0 million credit facility with Citibank Plc. London, UK ("Citibank") and a Pakistan rupee 881,000,000 (approximately $20.2 million as translated using effective exchange rates at March 31, 1998) credit facility with ABN AMRO Bank N.V. (ABN AMRO") which are both currently guaranteed by Motorola International Development Corporation ("Motorola"), a co-shareholder of Mobilink. Pursuant to the Mobilink Side Letter, IWCPL has agreed that if the guarantees of indebtedness of Mobilink issued by Motorola are not terminated on or before August 1998, IWCPL will forfeit to Motorola shares in Mobilink corresponding to up to a 4% equity interest in Mobilink. In addition, in March 1998, Mobilink entered into a $32.0 million vendor financing agreement with Motorola Credit Corporation ("Motorola Credit"), an affiliate of Motorola, for the purchase of certain infrastructure equipment. Amounts borrowed under such agreement accrue interest at a rate of LIBOR plus 1.5% and are secured by a lien on such equipment. IWCPL has also pledged shares in Mobilink representing an 8.5% equity interest in Mobilink to Motorola Credit to secure the indebtedness of Mobilink under such agreement.

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

     MOBILINK PUT-CALL OPTION

          As of March 31, 1998, the Company had expended approximately $26.1 million to acquire its 19% indirect equity interest in, and to make capital contributions and shareholder loans to, Mobilink. Pursuant to the Shareholder's Agreement dated August 18, 1997, among the shareholders of Mobilink, the Company holds an option (the "Mobilink Put-Call Option") to purchase an additional 5.71% interest in IWCPL from one of the other IWCPL shareholders, Asia Pacific Cellphone Co., Inc. ("APC"), for an aggregate purchase price of approximately $6.5 million, which amount is subject to adjustment based upon the capital contributions and shareholder loans made by APC in respect of such 5.71% interest and the period of time elapsed between the date APC originally purchased 5.71% and the date that the option is exercised. APC has a corresponding right to put such interest to the Company at the same purchase price at any time during the term of the option. The Mobilink Put-Call may be exercised only once by the Company or APC and will expire on December 31, 1998, unless sooner exercised. Upon exercise of the Mobilink Put-Call Option in its entirety, the Company's indirect equity interest in IWCPL would increase to 39.79%, and its corresponding indirect equity interest in Mobilink would increase to 23.35%.

     VANGUARD PAKISTAN OPTION

          In February 1998, the Company entered into an agreement with Vanguard Pakistan, Inc., a wholly owned subsidiary of Vanguard and a shareholder of IWCPL ("Vanguard Pakistan"), pursuant to which Vanguard Pakistan agreed to contribute the Company's pro-rata share of a $3,640,000 capital call by IWCPL, which pro-rata share currently represents a 1.54% equity interest in IWCPL in exchange for a $18,600 fee. Vanguard Pakistan also granted the Company an option (the "Vanguard Pakistan Option") to purchase this equity interest for $1,240,000. The Vanguard Pakistan Option will expire in September 1998, unless sooner exercised.

     BUILD-OUT REQUIREMENTS

          The Company has been required by certain government regulatory authorities to post performance bonds to guarantee the completion of channel construction and loading. The Company's Argentinean subsidiary is required to fulfill certain channel and loading requirements by May 1998, related to which $1,100,000 has been pledged. The Company's Ecuadorian subsidiary is required to commence operations in two cities of Ecuador by June 1998, related to which Ecuadorian sucre 47,500,000 (approximately $10,000 as translated using effective exchange rates as of March 31, 1998) has been pledged. As of March 31, 1998, the Company had pledged cash and cash equivalents in the amount of approximately $1,110,000 to satisfy these requirements (see Note 3).

          In connection with certain of the Company's assigned ESMR licenses, the Company has radio load and build out commitments. Should these load and build out commitments not be complied with, the Company could be subject to the revocation of the applicable licenses. At the present time, certain regulatory build out requirements relating to channels licensed to RMD Brasil have not been fully complied with. The Company's Brazilian affiliate has received an extension until November 1998 from the Brazilian regulatory authorities to comply with certain of these requirements.

     CONTINGENT LIABILITY

          One of the Company's Brazilian subsidiaries, RMD Brasil, has reported certain transactions subject to Brazilian value added tax (ICMS) in a manner consistent with its historical practices, which Company management and its legal counsel believe are proper. The ICMS legislation as applied to telecommunication providers has not been interpreted on a uniform basis by the Brazilian tax authorities. The Company believes that it could have a contingent liability of up to $5,851,000 should its reporting position be successfully challenged by the tax authorities.

(13) COMPREHENSIVE LOSS

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards of reporting and display of comprehensive income or loss and its components of net income or loss and "other comprehensive income or loss in a full set of general purpose financial statements. "Other comprehensive income or loss" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in shareholders' deficit in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION; SFAS No. 80, ACCOUNTING FOR FUTURES CONTRACTS; SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS; and SFAS No. 115, ACCOUNTING FOR CERTAIN DEBT AND EQUITY SECURITIES. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997 and for periods ended before that date when presented for comparative purposes. The Company has not yet determined the format it will use to display the information required by SFAS No. 130 in the financial statements for the year ending December 31, 1998. Total comprehensive loss was $14,482,000 and $26,434,000 for the three months ended March 31, 1997 and 1998. The primary components of other comprehensive loss include unrealized gains and losses resulting from the translation of the Company's foreign subsidiaries which have a local functional currency and unrealized holding losses related to the Company's available-for-sale investments.

(14) SUBSEQUENT EVENTS

          In April 1998, holders of warrants to purchase an aggregate of 4,800 shares of Series D preferred stock exercised such warrants pursuant to the "net-exercise" provisions thereof. Upon such exercise, such warrant holders received an aggregate of 1,654 shares of Series D preferred stock.

          In April 1998, the Company collected $205,000 on a loan the Company had extended to Corporacion Mobilcom S.A. de C.V.. This amount represents repayment of principal of $158,000 plus all accrued interest.

          In April 1998, the Company completed the Second Closing of its Series J Financing. The Company issued an additional 102,604 shares of Series J redeemable convertible preferred stock for total gross proceeds of $1,300,000. In connection with this Second Closing, the Company issued warrants to purchase shares of the Company's common stock at an exercise price of $0.01 per share (the "Series J Financing Warrants"). The number of shares issuable of the Company's common stock at the Second Closing upon exercise of such warrants are initially set at 22,572 and increase upon the occurrence of certain events.

          In April 1998, as a result of the additional Series J Financing Warrants, pursuant to the terms of the Unit Warrants, the number of shares of the Company's common stock issuable upon exercise of the Unit Warrants increased by 2,049 shares to an aggregate of 2,987,873 shares.

          On May 7, 1998 Mr. Hugh McClung resigned from the Company and his position as a director and Vice Chairman of the Board. Mr. McClung will continue providing services to the Company as a consultant over a period of six months.

                INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

   THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION AND DISCUSSED IN THE "RISK FACTORS" SECTION INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 15, 1998.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1998

     The Company's net loss increased from $14.5 million for the three month period ended March 31, 1997 to $24.2 million for the corresponding period in 1998, an increase of 67%. This increase was due primarily to higher selling, general and administrative expenses, a loss associated with the impairment in asset value and an increase in interest expense, as more fully described below.

     The Company recognized $519,000 of operating revenues and $589,000 of cost of revenues for the three month period ended March 31, 1997 as compared to $3.5 million in operating revenues, offset by cost of revenues of $1.2 million. This represents an increase of 580% in revenues and 111% in cost of revenues. The increase was primarily due to the RMDA Acquisition, which occurred on January 23, 1998. The RMDA operating companies in Brazil, Venezuela and Argentina had combined revenues of $2.7 million and cost of revenues of $565,000. For the three month period ended March 31, 1997, the Company's New Zealand operations, TeamTalk and WDS, had combined revenues of $519,000 and combined cost of revenues of $589,000. For the corresponding period in 1998, combined revenues
were $685,000 and combined cost of revenues were $625,000.   Operating results
for the first three months of 1997 are represented by the consolidated commercial operations of TeamTalk and WDS only, whereas for the corresponding period in 1998, operating results are represented by the commercial operations of TeamTalk, WDS, Uniworld and the RMDA operating companies. The Company anticipates that operating revenues and costs of revenues will continue to increase as the Company continues to expand and develop its consolidated network operations that are, or will become, commercial.

     The Company's selling, general and administrative expenses increased from $6.3 million for the three month period ended March 31, 1997 to $9.6 million for the corresponding period in 1998, an increase of 54%. This increase was primarily due to an increase in selling, general and administrative expenses associated with the RMDA operating companies as well as an increase in corporate overhead. The RMDA operating companies in Brazil, Venezuela and Argentina had
selling, general and administrative combined costs of $2.7 million.   The
Company's own general and administrative expenses increased from $2.9 million for the three months ended March 31, 1997 to $4.2 million for the corresponding period in 1998, an increase of 45%. The increase is due primarily to an increase in salaries and benefits expense from $1.2 million for the three months ended March 31, 1997 to $2.1 million for the corresponding period in 1998, an increase of 75% as the Company implemented a cost reduction program and
recognized severance expense associated with this program.   In addition, the
Company's amortization expense increased from $223,000 for the three months ended March 31, 1997 to $1.1 million for the corresponding period in 1998, primarily due to increase amortization of telecommunication licenses related to the RMDA acquisition.

     Selling, general and administrative expenses associated with SRC decreased from $1,987,000 for the three months ended March 31, 1997 to $464,000 for the corresponding period in 1998, a decrease of 77%. SRC embarked on an aggressive cost reduction program both prior to and subsequent to the RMDA Acquisition in an effort to reduce its selling, general and administrative cost base. In addition, subsequent to the RMDA acquisition, SRC continued to reduce its costs of operations to benefit from the synergies resulting from the combination with RMD Brazil.

     Selling, general and administrative expenses associated with the Company's other consolidated operations, TeamTalk, STOL, WDS and Uniworld increased as these entities continued to develop their operations and expand their services. Uniworld commenced commercial operations in December 1997.

     The Company's equity in losses of affiliates decreased from $4.7 million for the three month period ended March 31, 1997 to $3.1 million for the corresponding period in 1998, an overall decrease of 34%.

     The Company's equity in losses of affiliates attributable to its 40% interest in Star Digitel, increased from $1.7 million for the three months ended March 31, 1997 to $2.4 million for the corresponding period in 1998. Star Digitel's operating losses are anticipated to increase for the foreseeable future as Star Digitel continues to expand its operations in China and as it incurs increased interest expense associated with its debt facilities.

     The Company's equity in losses of affiliates for the three months ended March 31, 1998 also reflects a $325,000 loss attributable to its 20% indirect interest in Mobilink, through IWCPL, which the Company acquired in August 1997. The Company anticipates that the equity in losses of affiliates attributable to Mobilink will diminish as Mobilink approaches operating profitability.

     The Company's equity in losses of affiliates attributable to its indirect 19.8% interest in Mobisel, its 22.5% interest in Prismanet and its interest in UTS were $1,700,000, $929,000 and $108,000, respectively, during the first three months of 1997. During 1997, the Company recognized its appropriate portion of equity in losses of affiliates attributable to Mobisel and recorded an impairment in asset value. Accordingly, the Company's reduced its carrying value of its investment in Mobisel to zero, and as a result, the Company did not recognize further equity in losses of affiliates attributable to Mobisel in
1998.   In addition, the Company, during 1997, changed its method of accounting for Prismanet and UTS from the equity method of accounting to the cost method of accounting, and accordingly did not recognize equity in losses of affiliates attributable to these investments in 1998. Also, the Company's investment in Prismanet had been reduced to zero during 1997.

     During the first three months of 1998, the Company recognized losses attributable to impairment in asset values amounting to $3.5 million. This consists of a write-off in the unamortized intangible assets associated with the Company's investment in Uniworld, TeamTalk and STOL of $1,398,000, $1,258,000 and $825,000, respectively, in order to reduce the book value of the investments to an amount the Company believes will be realizable. All three of these investments are available for sale.

     The Company's interest income decreased from $527,000 for the three month period ended March 31, 1997 to $269,000 for the corresponding period in 1998. The decrease in interest income was primarily due to a reduction in the cash and cash equivalent balances, as derived from the Unit Offering and Pakistan facilities, available for investment in short-term interest bearing securities during the period.

     The Company's interest expense increased from $4.2 million for the three month period ended March 31, 1997 to $9.4 million for the corresponding period in 1998. The increase in interest expense was primarily due to an increase in interest expense associated with the Unit Offering and the recognition of interest expense associated with the Pakistan Facility, the RMDA Loan Agreement and the OPIC Credit Facility assumed through the RMDA acquisition.

     The Company's other expense for the three months ended March 31, 1998 consisted primarily of the cost assigned to the Vanguard warrants issued in respect of the Vanguard Star Digitel Guarantee, the write-off of a note receivable from an unrelated third party and transaction losses associated with the RMDA operating companies.

IMPACT OF INFLATION AND CURRENCY FLUCTUATION

     Many developing countries have experienced substantial, and in some cases extremely high, rates of inflation which have resulted in high interest rates for many years. In addition, these countries have experienced significant fluctuations in their exchange rates. Many of the currencies of developing countries have experienced steady, and in some cases substantial, devaluation relative to the U.S. dollar. During the latter half of 1997, a number of currencies of Southeast Asia countries, including Indonesia, have experienced dramatic declines in their exchange rates relative to the U.S dollar. Such inflation and foreign currency fluctuations have had, and may continue to have significant negative effects on the economies and securities markets of certain developing countries, and could have a material adverse effect on the Operating Companies (as defined in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 15, 1998) in such countries, including an adverse effect on their subscriber levels and on their ability to obtain financing. In addition, the Company may not be able to realize the value of its investment in the Operating Companies due to the negative effect on the execution of the operating and business plans.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had funded its cash requirements primarily using the net proceeds from a series of Preferred Stock placements, bridge loans and the Unit Offering. Except for the Pakistan Bridge Facility, the bridge loans have generally been converted into Preferred Stock. The proceeds from these financings were mainly used to fund the Company's investments in Operating Companies and other projects, and to provide working capital for general corporate purposes. As of December 31, 1997 and March 31, 1998, the Company had cash balances of $4.4 million and $5.9 million, respectively.

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

     The Company requires approximately $53,000,000 in additional financing during 1998 to meet its contractual obligations to the Operating Companies and other wireless projects and fund its working capital requirements for general corporate purposes. The Company raised a portion of these funds through an interim equity financing and proposes to raise the remainder through additional financings and the sale of its interests in certain of its smaller non-core businesses in Asia and Latin America. In addition, in March 1998 the Company retained financial advisors to assist it in its evaluation of various strategic alternatives for raising the remaining financing required to fund its operations in 1998.

     The Company estimates that its cash resources, inclusive of the anticipated proceeds from the sale of its non-core businesses in Latin America, should be sufficient to allow it to continue operations at anticipated levels through approximately June 15, 1998. However, there can be no assurance that the Company will not require additional debt or equity financing before such time.

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

     Except for the non-binding letter of intent for the sale of the Company's SMR projects in Peru, Chile and Ecuador, the letter agreement for the sale of the Company's Venezuelan SMR operations, and the Prismanet Sale Agreement, the Company has no commitments to sell any of its other assets or to obtain any additional debt or equity financing. If adequate sources of additional financing are not available, the Company will have to significantly curtail its operations (which may result in the loss or revocation of licenses held by Operating Companies, the delay, scale back or elimination of one or more of its projects or the merger, sale, liquidation or dilution in one or more of its investments), may be unable to repay its liabilities (including the Unit Notes (as defined below)) as they become due, and may be unable to meet its working capital and other cash requirements. For example, if the Company does not make a required $19.0 million capital contribution to Star Digitel by June 17, 1998, its 40% equity interest in Star Digitel could be reduced to approximate 15% equity interest, and the Company could be forced to sell its equity interest in Star Digitel. In addition, if the Company does not make a required $2.1 million shareholder loan to Mobilink by the end of 1998, its equity interest in Mobilink could be subject to significant dilution or a forced sale. Any of such events would have a material adverse affect on the Company.

     Moreover, even if the Company is successful in raising funds by selling one or more of its wireless projects, the Company may not be able to utilize all or a portion of the proceeds from such sales due to restrictions on the use of such proceeds contained in the BT Purchase Agreement and the Indenture. Under the BT Purchase Agreement and the related BT Loan documentation, subject to a $3,000,000 basket for investments in Brazil, 50% of the net proceeds from the sale of the Company's non-Brazilian Latin American wireless projects must be used to prepay the BT Loan until the total amount outstanding under the BT Loan is decreased to $20,000,000. Thereafter, 30% of the net proceeds from the sale of such projects must be used to prepay the BT Loan. The Company has entered into discussions with BTFIC to modify the restrictions on the use of proceeds of the non-core Latin American investments and permit the Company to access the funds for general corporate purposes. There can be no assurance that any negotiations with BTFIC will be successful, which would reduce the Company's available cash resources. Further, under the Indenture, the Company may not use the proceeds from the sale of its wireless projects for working capital and is significantly limited in the amount of net proceeds from the sale of its wireless projects that it can currently invest in Mobilink, Mobisel and Star Digitel. Although the Company believes that there are various alternative financing strategies that would permit it to raise funds for its working capital needs and fund its commitments to its Operating Companies in compliance with the restrictions set forth in the Indenture, there can be no assurance that any of such financing strategies will be successful, which could have a material adverse effect on the Company.

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

     Star Digitel has funded a significant portion of its expenditures with shareholder capital contributions, including shareholder loans, and short-term borrowings under its Bank Bira $7 million credit facility, and its Toronto Dominion $8 million and $20 million bridge loans. Borrowings under the Bank Bira credit facility bear interest at LIBOR plus 2.75% and have been guaranteed by the shareholders of Star Digitel. Currently, Star Digitel has borrowed the full amount available under the Bank Bira credit facility, which will mature in July 1998. Borrowings under the two Toronto Dominion bridge loans bear interest at LIBOR plus 2.25%, or 2.50% if the bridge loans are extended. The two Toronto Dominion bridge loans are guaranteed by each shareholder of Star Digitel up to its pro rata share, except that the Company's share of the guarantee has been guaranteed by Vanguard. Currently, Star Digitel has borrowed the full amounts available under the two Toronto Dominion bridge loans, which will mature in May 1998. The Company anticipates that the Toronto Dominion bridge loans will be extended to ______________. The Company is currently negotiating with Toronto Dominion to extend the expiration date of the loans and believes a resolution will be reached prior to the maturity of the loans. In addition, in January 1998, ING Barings provided Star Digitel with a $1 million short term debt facility, which is currently fully drawn and has been cash collateralized by the shareholders. The Company's pro rata contribution to the collateral has been converted into a notes receivable from affiliates.

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

     Via 1 has funded its operational expenditures through the Company's capital contributions approximating $21.4 million. The Combined Company has budgeted capital expenditures of approximately $18.0 million for 1998 primarily to fund network expansion and for the subscriber terminals. The Combined Company will seek to fund its capital expenditures through a combination of external financing and additional equity or debt investments by the Company and the other shareholders of Via 1. The Combined Company's inability to obtain necessary financing in order to make such additional investments on a timely basis may delay its planned capital expenditures and could have a material adverse effect on the Combined Company and the Company.

     In January 1998, in connection with the RMDA Acquisition, RMDA entered into the BT Loan Agreement, pursuant to which it refinanced $15 million of existing indebtedness to BT Foreign Investment Corporation ("BTFIC") and borrowed an additional $10 million. A significant portion of the amount borrowed pursuant to the BT Loan Agreement has been used to finance the operations of RMD-Brasil and Via 1. The Company has pledged its shares in Via 1, SRC and RMD-Brasil as well as the assets of RMD-Brasil and SRC to BTFIC to secure repayment by RMDA of the BT Loan.

     Mobilink has financed a significant portion of its past capital expenditures through a combination of shareholder capital contributions, shareholder loans and short- and long-term debt facilities from Citibank N.A. (Citibank) and ABN AMRO Bank N.V. ("ABN AMRO"). As of March 31, 1998, Mobilink had outstanding an aggregate of approximately $15.7 million in shareholder loans, which accrue interest at a rate of Euro U.S.$ LIBOR plus 1.5% for foreign currency loans and 15% for local currency loans. Such shareholder loans are repayable in seven installments commencing September 1999. Mobilink has also obtained a $15 million long-term finance facility from Citibank which accrues interest at a rate of LIBOR plus 0.25% to 0.50% based upon the amount of time borrowings under the facility remain outstanding. Such facility is repayable in eleven semi-annual installments, which commenced in March 1997, and, as of March 31, 1998, approximately $10.7 million was outstanding under such facility. Mobilink has also obtained a Pakistan rupee 881,000,000 loan (approximately $20.2 million as translated using effective exchange rates at March 31, 1998) credit facility with ABN AMRO. The Citibank loan and the ABN AMRO loan have been guaranteed by Motorola, a shareholder of Mobilink. Pursuant to the Mobilink Side Letter, IWCPL has agreed that if the guarantees of indebtedness of Mobilink issued by Motorola in connection with the foregoing indebtedness of Mobilink are not terminated on or before August 26, 1998, then IWCPL will forfeit to Motorola shares in Mobilink corresponding to up to a 4% equity interest in Mobilink. In addition, in March 1998, Mobilink entered into a $32 million vendor financing agreement with Motorola Credit Corporation ("Motorola Credit"), an affiliate of Motorola, for the purchase of certain infrastructure equipment (the "Motorola Vendor Financing"). Amounts borrowed under such agreement accrue interest at a rate of LIBOR plus 1.5% and are secured by a lien on such equipment. IWCPL has also pledged shares in Mobilink representing an 8.5% equity interest in Mobilink to Motorola Credit to secure the indebtedness of Mobilink under such agreement.

     Mobilink has budgeted capital expenditures of $40.2 million in 1998, primarily to fund the continued buildout of the network. Mobilink expects to fund these capital expenditures through a combination of shareholder loans, the Motorola Vendor Financing and additional vendor and other financing. There can be no assurance that Mobilink will be able to obtain any such financing.

     The Company had expended approximately $26.1 million to acquire its 19.09% indirect equity interest in, and to make capital contributions and shareholder loans to, Mobilink. The Company financed $22 million of such amount through the PWH Pakistan Facility. In February 1998, the Company entered into an agreement with Vanguard Pakistan, pursuant to which Vanguard Pakistan agreed to contribute the Company's pro-rata share of a $3,639,588 capital call by IWCPL, which pro-rata share currently represents a 1.54% equity interest in IWCPL in exchange for an $18,600 fee. Vanguard Pakistan also granted the Company the Vanguard Pakistan Option to purchase this equity interest for $1,240,371. The Vanguard Pakistan Option will expire in September 1998, unless sooner exercised. In addition, pursuant to the Mobilink Side Letter dated August 18, 1997, among the Company, the shareholders of Mobilink, and the other shareholders of IWCPL, the Company has agreed to contribute an additional $2.1 million in shareholder loans to Mobilink through the end of 1998. If the Company fails to provide such loans, then the Company's interest in IWCPL shall be converted into a direct equity interest in Mobilink, and the other shareholders of Mobilink shall have a pro-rata right to purchase all of the Company's equity interest in Mobilink at a purchase price equal to 50% of the then fair market value of such equity interest.

     In August 1997, the Company completed the Pakistan Facilities (as defined herein) with TDI (as defined herein) and Vanguard Cellular Financial Corp ("VCFC") and certain other stockholders of the Company for an aggregate amount of $29 million in exchangeable bridge loans. The Pakistan Facilities are comprised of: (i) a $22 million PWH Pakistan Facility (as defined herein) for a wholly owned subsidiary of the Company, which was fully drawn in August 1997 for the specific purpose of funding the cash portion of the purchase price of the Company's investment in Mobilink and the Company's pro rata share of the shareholder capital calls and shareholder loans required to finance the operations of Mobilink, and (ii) a $7 million IWCH Pakistan Facility (as defined herein) for IWCH, which was fully drawn down as of March 31, 1998, and was available to IWCH for general corporate and other purposes. The Pakistan Facilities contain significant restrictions on the Company's ability to raise additional debt or equity financing until all amounts outstanding under the Pakistan Facilities are repaid in full.

     Mobisel obtained a $60.0 million credit facility from Nissho Iwai. This facility, which is fully drawn, is secured by all of the assets of Mobisel. Also, RHP has pledged all of its stock in Mobisel and guaranteed the credit facility. Borrowings under the Nissho Iwai credit facility were used for the implementation and construction of Mobisel's network. Borrowings outstanding under this credit facility are to be repaid in six equal semi-annual installments commencing in May 1998 although the management of RHP and Mobisel are currently in discussions with Nissho Iwai to reschedule current and upcoming principal and interest payments. These negotiations form part of a more substantial restructuring plan under discussion to address Mobisel's short-term cash constraints and the current economic crisis in Indonesia. As part of this financing initiative, Mobisel's management have embarked on an aggressive cost-cutting initiative to reduce short-term cash needs, and are actively working with all shareholders to create a suitable financing strategy to meet the Mobisel operating needs for 1998. Mobisel will require minimal additional financing to complete its planned capital expenditures through 1998 and working capital needs. Accordingly, Mobisel has commenced discussions with a number of potential financing sources, including the existing shareholders, in order to obtain additional financing. Also, Mobisel entered into a syndicated short-term notes facility agreement in January 1997 with PT Bank Umum Servitia, as arranger, whereby the banks agreed to purchase Indonesian rupiah ("Rp") 60,000,000,000 of short-term notes and interest notes of Rp15,000,000,000 (in the aggregate approximately $17.1 million as at March 31, 1998). These short-term notes will have a repayment priority to the existing loans outstanding. Mobisel management have successfully negotiated the rescheduling of the short term notes to 1999. Lastly, the RHP shareholders have contributed $1.1 million in shareholder loans and it is anticipated that the shareholders will be required to provide additional financial support in the short-term permitting Mobisel to address its short term cash constraints.

     Prismanet arranged a Malaysian Ringgit 91.0 million (approximately $24.9 million as of March 31, 1998) credit facility through a syndicate of Malaysian banks. This facility, which is fully drawn, is secured by substantially all of Prismanet's assets and a pledge of all of the capital stock of Prismanet held by the Company and Prismanet's other shareholders, and has been guaranteed by Shubila, the 60% shareholder of Prismanet, and certain directors of Prismanet (including a former officer of the Company). Also, Prismanet has agreed to assign to and deposit with the banks all of its cash, including revenues, loan drawings and shareholder advances. The Company, the Malaysian bank syndicate and the other Prismanet shareholders also entered into the Prismanet Collateral Agreement. The principal amount borrowed under the facility must be repaid in eleven semi-annual installments beginning in October 1997, and accrued interest is payable monthly. Prismanet has failed to make interest payments under this facility, and the banks have declared the entire amount of the facility to be due and payable. The Company and its partners are seeking an extension of Prismanet's payment obligations under such facility as well as additional debt or equity financing to refinance outstanding indebtedness under the credit facility and to fund Prismanet's capital expenditures. There can be no assurance that Prismanet will be able to secure an extension under the credit facility or refinance the credit facility, which would have a material adverse effect on the Company. The Company has recorded a general reserve of $5.0 million, approximating the Company's pro rata share of the Malaysian ringgit 91.0 million credit facility, plus accrued interest, with respect to its potential exposure under the Prismanet Collateral Agreement.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     THE COMPANY OPERATES IN A RAPIDLY CHANGING ENVIRONMENT THAT INVOLVES A NUMBER OF RISKS, SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL. THE FOLLOWING DISCUSSION HIGHLIGHTS SOME OF THESE RISKS. THESE RISKS SHOULD BE READ IN CONJUNCTION WITH THE "RISK FACTORS" SECTION INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") ON APRIL 15, 1998.

COMPANY LEVEL RISKS

CONTINUING LOSSES; LIMITED OPERATING HISTORY.    The Company has incurred net
losses since its inception and had an accumulated stockholders' deficit of approximately $204.1 million as of March 31, 1998. The Company anticipates that its net losses will increase in the foreseeable future, and there can be no assurance as to whether or when the Company's operations will become profitable. The Company has a limited operating history. Since its inception in January 1992, the Company's activities have been concentrated primarily in the early stage development of its wireless projects, including the selection of local partners, the formation of operating companies and the pursuit of operating licenses.

NEGATIVE OPERATING CASH FLOW; DEPENDENCE ON ADDITIONAL FINANCING; NO COMMITMENTS
FOR ADDITIONAL FINANCING.    The Company used cash in operations and investing
activities of $57.3 million for the year ended December 31, 1997, and $15.4 million for the three months ended March 31, 1998, and expects such negative cash flows to continue and likely increase in the foreseeable future. Because of such negative cash flow and negative working capital and the capital intensive nature of the Company's business, the Company will continually require additional sources of outside debt and equity financing to fund its working capital needs, investments and other cash requirements. In particular, the Company will require additional financing prior to June 30, 1998, to meet currently anticipated requirements for working capital and investments in its operating companies and other wireless projects. In addition, the Company may pursue additional investment opportunities for wireless projects that are consistent with the recent realignment of its business strategy and anticipates that additional sources of financing would be required in order to fund those investments, if any. However, the Company has neither received commitments nor completed arrangements for additional financing, and there can be no assurance that any additional debt or equity financing will be available to the Company on acceptable terms when required by the Company or at all. If adequate sources of additional financing are not available, the Company may be forced (i) to delay, scale back or eliminate one or more of its projects, (ii) to suffer a significant dilution of its equity interest or loss of value in one or more of its investments, or (iii) to liquidate one or more of its investments. In addition, the Company may be unable to repay its liabilities (including the Notes) as they become due, and may be unable to meet its working capital and other cash requirements. Accordingly, the Company's inability to obtain such additional financing would have a material adverse effect on the Company. In order to secure financing for certain operating companies, Vanguard has in the past provided certain guarantees on behalf of the Company. However, Vanguard is not obligated to provide such guarantees and there can be no assurance that Vanguard will continue to provide such guarantees in the future, which could have a material adverse effect on the Company.

SUBSTANTIAL LEVERAGE.    The Company is highly leveraged and has indebtedness
that is substantial in relation to its stockholders' deficit, including its redeemable convertible preferred stock. As of March 31, 1998, the Company's long-term debt was $155.7 million, and its stockholders' deficit and redeemable convertible preferred stock were $151.0 million and $185.8 million, respectively. The high level of the Company's indebtedness will have important consequences, including (i) limitations on the Company's ability to obtain additional debt financing in the future and (ii) limitations on the Company's flexibility in reacting to changes in the industry and economic conditions generally. In addition, most of the existing operating companies and other wireless projects will not be subject to any limitations restricting the incurrence of additional indebtedness, and, to the extent that the Company is successful in its strategy of obtaining additional financing at the operating company or other wireless project level, the amount of such indebtedness could increase substantially, which may have consequences similar to those described in clauses (i) and (ii) above with respect to the Company.

     PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Registrant is not a party to any material legal proceedings at the present time.

ITEM 2.  CHANGES IN SECURITIES.

SALES OF UNREGISTERED SECURITIES DURING THE THREE MONTHS ENDED MARCH 31, 1998

(i) In January 1998, the Company issued options to purchase an aggregate of 165,000 shares of Common Stock at a purchase price of $9.60 per share under the 1996 Stock Option/Stock Issuance Plan.

(ii) SERIES I PREFERRED STOCK FINANCING

          On January 23, 1998, the Company acquired all of the outstanding capital stock of Radio Movil Digital Americas, Inc. ("RMDA") in a merger (the "RMDA Acquisition"). The purchase price was 5,381,009 shares of the Company's Series I Preferred Stock with a fair value of $71.8 million.

(iii)     BTFIC WARRANTS

          On January 23, 1998, the Company issued BT Foreign Investment Corporation ("BTFIC") three warrants currently exercisable to purchase an aggregate of 155,840 shares of its Common Stock pursuant to the BT Purchase Agreement. The warrants have a 10-year term and an exercise price of $0.01 per share.

(iv) SERIES J PREFERRED STOCK FINANCING

          On March 10, 1998, Vanguard purchased 789,266 shares of the Company's Series J Preferred Stock ("Series J Preferred Stock") and a related warrant to purchase the Company's Common Stock (a "Series J Warrant") for $10 million as the first tranche of an $18 million interim financing (the "Series J Financing"). The Series J Warrant has a ten-year term and an exercise price of $0.01 per share of Common Stock. The Series J Warrant is initially exercisable for 173,639 shares of Common Stock. The total number of shares issuable upon exercise of the Series J Warrant will increase to 299,921 shares on September 10, 1998 and 457,774 shares on December 10, 1998, unless on or before each such respective date the Company raises at least $50 million through a combination of equity issuances (including equity issued in the Series J Financing) and/or qualifying asset sales or completes a Corporation Transaction (as defined).


          Pursuant to the Series J Preferred Stock and Warrant Purchase Agreement dated March 10, 1998 (the "Series J Agreement") between the Company and Vanguard, the Company, among other things: (i) agreed to certain restrictions on the use of net proceeds from the Series J Financing, (ii) granted Vanguard certain rights to exchange its equity interest in Star Digitel, Mobilink and certain other qualifying operating companies of the Company (collectively, "Core Operating Companies") for shares of the Company's Common Stock, (iii) granted Vanguard certain co-sale rights if the Company transferred its equity interest in a Core Operating Company, (iv) agreed to give all holders of the Company's capital stock and holders of options and warrants to acquire such capital stock (other than holders of the Unit Warrants) a right of first offer to purchase a pro rata share of the Series J Preferred Stock and related Series J Warrants offered for sale in the Series J Financing and (v) in certain circumstances, agreed to allow holders of Series J Preferred Stock and Series J Warrants purchased pursuant to the Series J Agreement to exchange such securities for securities issued by the Company and subsequent qualifying private placement of its equity securities. The Series J Agreement contains certain other customary representations, warranties and covenants.

          Concurrent with the Series J Financing, the Company entered into a Support Services Agreement with Vanguard whereby Vanguard will assist Star Digitel for a period of up to one year in (i) completing its proposed unit offering of notes and warrants or alternative financing, and (ii) entering into an equipment financing agreement with a vendor in exchange for a warrant to purchase 323,408 shares of Common Stock at an exercise price of $0.01 per share (the "Vanguard Support Services Agreement Warrant"). Such warrant will vest (i) 50% upon Star Digitel raising $50.0 million in the proposed unit offering or alternative financing and (ii) 50% upon Star Digitel entering into an agreement with a vendor with financing up to $150.0 million for such equipment.

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

              Pursuant to the purchase agreement executed by the Company and Vanguard in connection with the Series J Financing, the second tranche of the Series J Financing closed on April 24, 1998. The Company has offered its remaining stockholders the right to participate in the second tranche of the Series J Financing and various stockholders have given commitments for less than the entire amount of the second tranche of the Series J Financing. The Company is considering extending the right to participate until June 1998.

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

(v) On February 17, 1998 the Company issued to 31 Pakistan Lenders 196,018 warrants to purchase Common Stock under the "step-up" provisions of the Pakistan Facility (as defined). The Pakistan Lenders have warrants currently exercisable to purchase 889,594 shares of the Company's Common Stock. The warrants have a 10-year term and an exercise price of $0.01 per share of Common Stock.

(vi) On March 18, 1998 the Company issued to Vanguard 52,080 warrants to purchase Common Stock under the "step-up" provisions of the Vanguard Reimbursement Agreement (as defined). Vanguard has warrants currently exercisable to purchase 172,763 shares of the Company's Common Stock under the Vanguard Reimbursement Agreement The warrants have a seven year term and an exercise price of $0.01 per share of Common Stock.

(vii) During the three months ended March 31, 1998, the Company issued to the Note holders under the Debt Offering (as defined) warrants to purchase Common Stock under the "step-up" provisions of the Warrant Agreement (as defined). There are currently Unit Warrants exercisable to purchase 2,985,824 shares of the Company's Common Stock. The warrants have a five year term and an exercise price of $0.01 per share of Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a)  MOBISEL LOANS

     (i) Mobisel obtained a $60.0 million credit facility from Nissho Iwai, which is fully drawn. Under the terms of the facility, interest payments are due to be paid to Nissho Iwai every six months after the date of the first advance under the facility, which occurred on May 23, 1996. The six month interest payment which was due on November 23, 1997 has not been paid to Nissho Iwai. Under the terms of the facility, any six month interest payment which is not paid on the due date, with a seven business day grace period, constitutes an event of default. However, Nissho Iwai has not declared an event of default. The next six month interest payment is due on May 23, 1998. Furthermore, the terms of the facility require that principal installment payments are due to be deposited into a United States dollar reserve account held by Mobisel in Singapore with the Sanwa Bank. The principal installment payments are due on the 19th, 20th, 21st, 22nd, 23rd, and 24th months after the date of the first advance. Mobisel has not made several of the monthly principal payments which are due, specifically those payments which were due on December 23, 1997, January 23, 1998, February 23, 1998, March 23, 1998, and April 23, 1998. Under the terms of the facility, this nonperformance will not constitute an event of default until May 23, 1998.

     (ii) Mobisel also entered into a syndicated short-term notes facility agreement in January 1997 with PT Bank Umum Servitia, as arranger, whereby the banks agreed to purchase Indonesian rupiah ("Rp") 60.0 billion of short-term notes and Rp 15.0 billion of interest notes (in the aggregate approximately $8.7 million as at March 31, 1998).
          The date of the first advance on this facility was February 26, 1997, with full repayment of Rp 75.0 billion due on February 26, 1998. Mobisel is currently in default on this facility. Although the bank syndicate did threaten legal action against Mobisel, Mobisel and the facility agent are currently discussing restructuring the loans and the possibility of signing a standstill agreement.

     (iii) On June 10, 1997, Mobisel entered into a Rp 25.0 billion (approximately $2.9 million as of March 31, 1998) loan agreement with PT Bank International Indonesia, under which Mobisel borrowed Rp 23 billion (approximately $2.7 million as of March 31,
          1998). This loan had a six month term, with repayment due on December 10, 1997. Mobisel has defaulted on its repayment obligation. However, the bank has not declared an event of default and is considering a rollover of the loan for a one year period under certain conditions.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The following matters were submitted to a vote of the security holders of the Registrant during the first quarter of 1998:.

(a) On March 9, 1998, the stockholders approved the Series J Preferred Stock Financing. See "Changes in Securities - Series J Preferred Stock Financing."

(b) On April 30, 1998, the stockholders approved the sale of certain interests of the Company in Peru, Chile and Ecuador, as described herein. In conjunction with these prospective sales, on March 2, 1998, the Company entered into a non-binding letter of intent to sell its interests in certain SMR wireless projects in Peru, Chile and Ecuador. On March 17, 1998, the Company entered into a letter agreement to sell its Venezuelan SMR operations. The purchase price will be based upon the number of qualified channels held in the business, which has not been determined. The consummation of these sales is subject to numerous conditions, and there can be no assurance that these sales will close.

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.


EXHIBIT
  NO.    DESCRIPTION
-------  -------------
2.1      Agreement and Plan of Merger among the Registrant, Radio Movil Digital
         Americas, Inc. and a wholly owned subsidiary of the Registrant dated
         November 22, 1997 (previously filed as Exhibit 2.11A to the
         Registrant's Current Report on Form 8-K, filed with the Commission on
         February 6, 1998 (the "February 6, 1998 Form 8-K"))

2.1A     Amendment No. 1 to Agreement and Plan of Merger among the Registrant,
         Radio Movil Digital Americas, Inc. and IWC Acquisition Corporation, dated January 15, 1998 (previously filed as Exhibit 2.11B to the
         Registrant's Current Report on Form 8-K, filed with the Commission on February 6, 1998 (the "February 6, 1998 Form 8-K"))

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

4.1A     Series J Preferred Stock and Warrant Purchase Agreement by and among
         Registrant and the Investors listed on Schedule A attached thereto, dated
         March 10, 1998 (previously filed as Exhibit 10.20 to the Registrant's 1997
         10-K)

4.1B Form of Warrant to Purchase Common Stock of the Registrant (previously filed as Exhibit 10.20A to the Registrant's 1997 10-K)

4.2      Eighth Amended and Restated  Investor Rights Agreement among Registrant and
         Investors listed on Schedule A attached thereto, dated March 10,
         1998 (previously filed as Exhibit 10.21 to the Registrant's 1997 10-K)

4.3      Amended and Restated Registration Rights Agreement among Registrant and individuals and entities listed on Schedule I attached thereto, dated March
         10, 1998 (previously filed as Exhibit 10.22 to the Registrant's 1997 10-K)

4.4      First Amendment to Warrant to Purchase Common Stock between the Registrant and Vanguard Cellular Financial Corp., dated January 23, 1998 (previously filed as Exhibit 10.104Q to the Registrant's 1997 10-K)

4.5      International Wireless Communications Holdings, Inc. Stock Purchase
         Warrants between the Registrant and BT Foreign Investment Corporation, dated January 23, 1998 (previously filed as Exhibit 10.30B to the
         Registrant's February 6, 1998 Form 8-K)

10.1     Escrow Agreement among George Billings, the Registrant and Toronto
         Dominion Houston, Inc., dated January 23, 1998 (previously filed as
         Exhibit 2.11D to the Registrant's February 6, 1998 Form 8-K)

10.2     Consulting Agreement between Robert Dupuis and Radio Movil Digital
         Americas, Inc., dated January 23, 1998 (previously filed as
         Exhibit 2.11E to the Registrant's February 6, 1998 Form 8-K)

10.3     Non-Competition Agreement between the Registrant and Robert Dupuis, dated
         January 23, 1998 (previously filed as Exhibit 2.11F to the Registrant's
         February 6, 1998 Form 8-K)

10.4     First Supplemental Indenture dated January 23, 1998, between the
         Registrant, as issuer, and Marine Midland Bank, as Trustee (previously filed as Exhibit 4.1A to the Registrant's February 6, 1998 Form 8-K)

10.5A    Second Amendment to Loan Agreement between Registrant and Toronto Dominion
         Investments, Inc., dated January 15, 1998 (previously filed as Exhibit
         10.18G to the Registrant's Annual Report on Form 10-K filed with the
         Commission on April 15, 1998 (the "1997 10-K").

10.5B    Third Amendment to Loan Agreement between Registrant and Toronto Dominion
         Investments, Inc., dated January 30, 1998 (previously filed as Exhibit
         10.18H to the Registrant's 1997 10-K)

10.5C    Fourth Amendment to Loan Agreement between Registrant and Toronto Dominion
         Investments, Inc., dated February 5, 1998 (previously filed as Exhibit
         10.18I to the Registrant's 1997 10-K)

10.5D    Fifth Amendment to Loan Agreement between Registrant and Toronto Dominion
         Investments, Inc., dated February 13, 1998 (previously filed as Exhibit
         10.18J to the Registrant's 1997 10-K)

10.5E    Sixth Amendment to Loan Agreement between Registrant and Toronto Dominion
         Investments, Inc., dated February 19, 1998 (previously filed as Exhibit
         10.18K to the Registrant's 1997 10-K)




10.5F    Seventh Amendment to Loan Agreement between Registrant and Toronto Dominion
         Investments, Inc., dated February 25, 1998 (previously filed as Exhibit
         10.18L to the Registrant's 1997 10-K)

10.5G    Eighth Amendment to Loan Agreement between Registrant and Toronto Dominion
         Investments, Inc., dated March 7, 1998 (previously filed as Exhibit 10.18M to the Registrant's 1997 10-K)

10.5H    Ninth Amendment to Loan Agreement between Registrant and Toronto Dominion
         Investments, Inc., dated April 30, 1998 (previously filed as Exhibit 10.18N to the Registrant's 1997 10-K)

10.6     Letter Agreement among the Registrant, Hugh McClung, John D. Lockton, Nezam
         Tolooee, dated January, 1998 (previously filed as Exhibit 10.19 to the
         Registrant's 1997 10-K)

10.7     Support Services Agreement, by and among Registrant and Vanguard Cellular
         Operating Corp., dated March 10, 1998 (previously filed as Exhibit 10.23 to the Registrant's 1997 10-K)

10.8     Compensation Plan for Van Snowdon dated March 27, 1998 (previously filed as
         Exhibit 10.24 to the Registrant's 1997 10-K)

10.9     Employee Retention Bonus Plan dated March 27, 1998 (previously filed as
         Exhibit 10.25 to the Registrant's 1997 10-K)

10.11    Share Purchase and Sale Agreement between International Wireless
         Communications, Inc. and Shubila Holding Sdn. Bhd., dated April 6, 1998

10.12A   First Amendment to Reimbursement Agreement between IWC China Limited and
         Vanguard Cellular Financial Corp., dated January 23, 1998 (previously filed as Exhibit 10.104O to the Registrant's 1997 10-K)

10.12B   First Amendment to Pledge Agreement between IWC China Limited and Vanguard
         Cellular Financial Corp., dated January 23, 1998 (previously filed as
         Exhibit 10.104P to the Registrant's 1997 10-K)

10.13    Side Letter between Vanguard Pakistan, Inc. and Pakistan Wireless
         Holdings Limited, dated February 12, 1998; Side Letter between Vanguard
         Pakistan, Inc. and Pakistan Wireless Holdings Limited, dated March 12, 1998
         (previously filed as Exhibit 10.105R to the Registrant's 1997 10-K)





10.14    Financing and Security Agreement among Pakistan Mobile Communications
         (Private) Limited and Motorola Credit Corporation, dated March 5, 1998;
         Side Letter to Share Pledge Agreement between Motorola Credit Corporation and International Wireless Communications Pakistan Limited, dated March 5,
         1998 (previously filed as Exhibit 10.105S to the Registrant's 1997 10-K)

10.15    First Amendment to Letter Agreement among Motorola International
         Development Corporation, International Wireless Communications Pakistan
         Limited and SAIF Telecom (Pvt.) Limited, dated February 25, 1998
         (previously filed as Exhibit 10.105T to the Registrant's 1997 10-K)

10.16A   Amended and Restated Senior Secured Promissory Note and Warrant Purchase
         Agreement among the Registrant, Radio Movil Digital Americas, Inc. and BT
         Foreign Investment Corporation, dated January 23, 1998 (previously filed as
         Exhibit 10.30A to the Registrant's February 6, 1998 Form 8-K)

10.16B   Amended and Restated Senior Secured Promissory Note between Radio Movil
         Digital Americas, Inc. and BT Foreign Investment Corporation, dated January
         23, 1998 (previously filed as Exhibit 10.30C to the Registrant's February
         6, 1998 Form 8-K)

10.16C   Pledge Agreement between International Wireless Communications, Inc. and BT
         Foreign Investment Corporation, dated January 23, 1998 (previously filed as
         Exhibit 10.30D to the Registrant's February 6, 1998 Form 8-K)

10.16D   Pledge Agreement between Radio Movil Digital Americas, Inc. and BT Foreign
         Investment Corporation, dated January 23, 1998 (previously filed as
         Exhibit 10.30E to the Registrant's February 6, 1998 Form 8-K)

10.16E   Letter Agreement among the Registrant, BT Foreign Investment Corporation and Radio Movil Digital Americas, Inc., dated January 23, 1998 (previously filed as Exhibit 10.30F to the Registrant's February 6, 1998 Form 8-K)

10.17**  Letter Agreement between Telcom Ventures, LLC and Registrant, dated
         March 16, 1998 (previously filed as Exhibit 10.107** to the Registrant's
         1997 10-K)

27       Financial Data Schedule

--------------------
* Confidential treatment has previously been granted as to certain portions of this exhibit.
** Confidential treatment has been requested as to certain portions of this exhibit.

(b)  REPORTS ON FORM 8-K

        On February 6, 1998, the Company filed a Current Report on Form 8-K to report the acquisition by the Company of all of the outstanding capital stock of Radio Movil Digital Americas, Inc. ("RMDA") in a merger (the "RMD Acquisition"). The purchase price was 5,381,009 shares of the Company's Series I Preferred Stock with an aggregate liquidation preference of $73.9 million.

                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 20, 1998                     INTERNATIONAL WIRELESS
                                        COMMUNICATIONS HOLDINGS, INC.
                                        (Registrant)



                                        By:  /S/ Van Snowdon
                                           ----------------------------
                                             Van Snowdon
                                             President, Chief Executive
                                             Officer and Director


                                         By:  /S/ Keith D. Taylor
                                           ----------------------------
                                             Keith D. Taylor
                                             Vice President and Acting Chief
                                             Financial Officer

                        NINTH AMENDMENT TO LOAN AGREEMENT


                    This Ninth Amendment to Loan Agreement is made as of April 30, 1998, between International Wireless Communications Holdings, Inc., a Delaware corporation (the "BORROWER"), and Toronto Dominion Investments, Inc. ("TDI").

                    The Borrower, TDI and certain other Lenders named therein are parties to a Loan Agreement dated as of August 18, 1997, as amended on December 30, 1997, January 15, 1998, January 30, 1998, and February 5, 1998, February 15, 1998, February 19, 1998, February 25, 1998, and March 7, 1998 (the "LOAN AGREEMENT"). Each capitalized term which is used and not otherwise defined in this Ninth Amendment has the meaning which the Loan Agreement assigns to that term.

                    The Borrower has informed the Lenders that it anticipates being out of compliance with the covenant set forth in Section 5.01(j) of the Loan Agreement and has requested that the Lenders amend that covenant as set forth in this Ninth Amendment. TDI (which, by itself, constitutes Requisite Lenders) has agreed to make such amendment.

                    Now, therefore, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

               1. Section 5.01(j) of the Loan Agreement is hereby amended and restated as follows:

               (j) CASH RESERVE. In the case of Borrower, cause the sum of the aggregate amount of cash on hand, the value of the Cash Equivalents (as such term is defined in the indenture) owned by it and the Unused Commitment Amount at all times to equal or exceed $500,000. Notwithstanding the foregoing in this
               Section 5.01(j), if Borrower consummates its proposed sale of the second Series J Preferred Stock, the foregoing minimum cash reserve amount shall increase to $1,000,000 on the earlier of April 30, 1998 or the closing date of said second Series J Preferred Stock sale.

               2.  Except as amended by Section 1 above, the Loan
Agreement remains in full force and effect. The Borrower represents and warrants that, after giving effect to the amendment set forth in Section 1 above (if necessary), no Default or Potential Event of Default is in existence as at the date hereof, EXCEPT THAT, by letter dated April 14, 1998 to the Trustee from the Company, a copy of which is attached hereto, the Company advised the Trustee of a situation which could possibly be construed as a cross default under the Indenture.

The Borrower and TDI have caused this Ninth Amendment to be executed and delivered as of the date first set forth above.


                                       INTERNATIONAL WIRELESS COMMUNICATIONS
                                          HOLDINGS, INC.


                                       By: /s/ Keith Taylor
                                           ------------------------------
                                       Its:  Vice President and Acting Chief
                                       Financial Officer

                                       TORONTO DOMINION INVESTMENTS, INC.


                                       By: /s/ Martha Gariepy
                                           ------------------------------
                                       Its:  Vice President